Form 10-Q
period 1997-10-25
HIGH VOLTAGE ENGINEERING CORP
filed 1997-12-12
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended October 25, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the transition period from_________to_________


                         Commission file number 1-4737
                                                ------

                         HIGH VOLTAGE ENGINEERING CORP.
             (Exact name of registrant as specified in its charter)


                                  MASSACHUSETTS
                 (State or other jurisdiction of incorporation)


                                   04-2035796
                      (I.R.S. Employer Identification No.)


               401 Edgewater Place, Suite 680, Wakefield, MA 01880
             Address of principal executive offices)      (Zip code)


        Registrant's telephone number, including area code (781) 224-1001


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes                       No   X


Number of Common Shares outstanding at December 12, 1997: 1,082.7429 shares.

                                    CONTENTS

                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

         Consolidated Balance Sheets October 25, 1997 (unaudited) and
         April 26, 1997...................................................................................      3

         Consolidated Statements of Operations for the Three and Six Months ended
         October 25, 1997 (unaudited) and October 26, 1996 (unaudited)....................................      4

         Consolidated Statements of Cash Flows Six Months ended
         October 25, 1997 (unaudited) and October 26, 1996 (unaudited)....................................      5

         Notes to Consolidated Financial Statements.......................................................      6

     ITEM 2. - MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....      9


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     13

     ITEM 2. - CHANGES IN SECURITIES......................................................................     13

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     13

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES..............................................     13

     ITEM 5. - OTHER INFORMATION..........................................................................     13

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     14

SIGNATURES................................................................................................     15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                      HIGH VOLTAGE ENGINEERING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          APRIL 26,      OCTOBER 25,
                                                            1997            1997
                                                          ---------      -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  1,542        $ 12,853
  Restricted cash                                            2,210           3,503
  Accounts receivable - net                                 33,333          46,297
  Refundable income taxes                                        -           2,157
  Inventories                                               22,334          39,320
  Prepaid expenses and other current assets                  1,164           1,920
                                                          --------        --------
    Total current assets                                    60,583         106,050

PROPERTY, PLANT AND EQUIPMENT                               30,966          49,320
INVESTMENT IN JOINT VENTURE                                      -           1,843
ASSETS HELD FOR SALE                                         5,248           5,205
OTHER ASSETS - Net                                           7,432          16,571
COST IN EXCESS OF NET ASSETS ACQUIRED                        9,358          20,550
                                                          --------        --------
                                                          $113,587        $199,539
                                                          ========        ========
LIABILITIES AND STOCKHOLDERS DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations        $  2,609        $  1,380
  Foreign credit line                                        2,284           2,342
  Accounts payable                                          17,199          17,777
  Accrued interest                                           8,394           3,366
  Accrued liabilities                                       12,000          21,803
  Advance payments by customers                              5,294          11,147
  Federal, foreign and state income taxes payable            1,261             (32)
  Deferred income taxes                                      2,171           2,160
                                                          --------        --------
    Total current liabilities                               51,212          59,943

REDEEMABLE PUT WARRANTS                                      2,800           2,500
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES              80,508         153,184
DEFERRED INCOME TAXES                                        1,834           7,604
OTHER LIABILITIES                                            2,495           3,465
COMMITMENT AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK                                  11,474          29,472

STOCKHOLDERS DEFICIENCY
  Common stock                                                   1               1
  Paid-in-capital                                           17,326          19,527
  Accumulated deficit                                      (54,104)        (78,167)
  Common stock warrants                                          -           2,200
  Cumulative foreign currency translation adjustment            41            (190)
                                                          --------        --------
    Total stockholders deficiency                          (36,736)        (56,629)
                                                          --------        --------
                                                          $113,587        $199,539
                                                          ========        ========


          See accompanying notes to consolidated financial statements.

                      HIGH VOLTAGE ENGINEERING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   ----------------------------    ----------------------------
                                                   OCTOBER 26,      OCTOBER 25,    OCTOBER 26,      OCTOBER 25,
                                                      1996             1997            1996            1997
                                                   -----------      -----------    -----------      -----------
                                                   (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)

Net sales                                           $42,299        $    59,393       $ 82,680       $   104,065
Cost of sales                                        28,293             38,743         54,708            67,505
                                                    -------        -----------       --------       -----------
  Gross profit                                       14,006             20,650         27,972            36,560

Administrative and selling expenses                   8,914             14,138         18,069            24,648
Research and development expenses                     2,307             10,504          4,519            12,852
Reimbursed environmental and litigation
  costs - net                                             -                275              -               320
Other                                                   654                 55            646               (43)
                                                    -------        -----------       --------       -----------
  Income (loss) from operations                       2,131             (4,322)         4,738            (1,217)

Interest expense                                      2,875              4,092          5,519             9,917
Interest income                                         (88)              (173)          (142)             (213)
                                                    -------        -----------       --------       -----------

    Loss from operations before income
      taxes and extraordinary item                     (656)            (8,241)          (639)          (10,921)
Income taxes (credit)                                  (749)             1,503           (742)            1,773
                                                    -------        -----------       --------       -----------

    Income (loss) from operations before
      extraordinary item                                 93             (9,744)           103           (12,694)

Extraordinary loss, net of income taxes                   -             (7,861)          (259)           (7,861)
                                                    -------        -----------       --------       -----------

NET INCOME (LOSS)                                        93            (17,605)          (156)          (20,555)
Preferred dividends                                    (119)              (900)          (237)           (1,028)
Accretion of redeemable preferred stock                   -                (80)             -               (80)
                                                    -------        -----------       --------       -----------
Net loss applicable to common stockholders          $   (26)       $   (18,585)      $   (393)      $   (21,663)
                                                    =======        ===========       ========       ===========

Net loss per common share:
    Operations                                       (22.75)         (8,761.44)       (117.24)       (11,666.95)
    Extraordinary item                                    -          (6,422.39)       (226.60)        (6,644.97)
    Net loss applicable to common stockholders      $(22.75)       $(15,183.82)      $(343.83)      $(18,311.92)
                                                    =======        ===========       ========       ===========
    Weighted average common stock and dilutive
      equivalents outstanding                         1,143              1,224          1,143             1,183
                                                    =======        ===========       ========       ===========



          See accompanying notes to consolidated financial statements.

                      HIGH VOLTAGE ENGINEERING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                 --------------------------
                                                                 OCTOBER 26,    OCTOBER 25,
                                                                    1996           1997
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
Increase (decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net loss                                                       $   (156)      $(20,555)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Extraordinary item, net of income taxes                             -          1,574
     Depreciation and amortization                                   2,185          3,695
     Write-off of purchased research and development                     -          5,800
     Non-cash interest                                                 879          2,970
     Deferred income taxes                                            (313)        (3,603)
     Undistributed earnings of affiliate                               (74)           (84)
     Other                                                            (247)             -
     Change in assets and liabilities, net of effects of
       business acquisitions:
       Accounts receivable                                            (810)         2,645
       Refundable income taxes                                           -          2,157
       Inventories                                                  (1,168)        (1,743)
       Prepaid expenses and other current assets                        44             74
       Other assets                                                   (270)           107
       Accounts payable, accrued interest and accrued
         liabilities                                                   559         (6,108)
       Advance payments by customers                                  (348)         1,755
       Federal, foreign and state income taxes payable              (1,691)        (2,485)
                                                                  --------       --------
       Net cash used in operating activities                        (1,410)       (13,801)
                                                                  --------       --------

Cash flows from investing activities:
   Additions to property, plant and equipment                       (1,914)        (2,145)
   Proceeds from sales of assets, net of expenses                      138              -
   Acquisition of Physical Electronics, net of cash acquired             -        (54,272)
   Other                                                                49           (166)
                                                                  --------       --------
       Net cash used in investing activities                        (1,727)       (56,583)
                                                                  --------       --------

Cash flows from financing activities:
   Cash overdraft                                                   (2,255)           137
   Proceeds from the issuance of long-term
     obligations, net of issuance costs                             62,725        129,672
   Proceeds from the issuance of preferred stock,
      net of issuance costs                                              -         29,392
   Proceeds from the issuance of common stock                            -          2,200
   Proceeds from the issuance of redeemable put
     warrants and common stock warrants                              2,413          2,200
   Net proceeds from foreign credit line                               666             58
   Net (increase) decrease in restricted cash                        1,355         (1,293)
   Net proceeds/(payments) under senior credit agreement               186         (7,702)
   Distribution to fund Letita Common Stock repurchase                   -         (2,250)
   Redemption of redeemable put warrants                                 -         (2,500)
   Redemption of redeemable preferred stock                              -        (11,621)
   Principal payments on long-term obligations                     (63,339)       (56,258)
                                                                  --------       --------
     Net cash provided by financing activities                       1,751         82,035
                                                                  --------       --------
Effect of foreign exchange rate changes on cash                         65           (340)
                                                                  --------       --------
     Net (decrease) increase in cash and cash equivalents           (1,321)        11,311
   Cash and cash equivalents, beginning of the period                2,107          1,542
                                                                  --------       --------
   Cash and cash equivalents, end of the period                   $    786       $ 12,853
                                                                  ========       ========
   Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
     Interest                                                     $  3,981       $ 12,013
     Income taxes                                                      668          1,212
   Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind                                      $    237       $  1,028
   Leased asset additions                                               99            196
   Transfer from property, plant and equipment to assets held
     for sale, net                                                   1,178              -

          See accompanying notes to consolidated financial statements.

                      HIGH VOLTAGE ENGINEERING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of High Voltage Engineering Corporation and Subsidiaries (the "Company" or "HVE") include accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management include all adjustments, which are of a normal and recurring nature, necessary to fairly present the financial position for the interim periods presented.

     The condensed consolidated financial statements do not contain all disclosures normally included in financial statements normally prepared in accordance with generally accepted accounting principles pursuant to SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 26, 1997, as filed with the SEC on November 10, 1997, and are not necessarily indicative of the results that may be expected for the year ending April 25, 1998.


NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:

                                         April 26,       October 25,
                                           1997             1997
                                        ----------       ----------
Raw materials                            $14,912          $13,470
Work-in-process                            3,977           22,815
Finished goods                             3,445            3,035
                                         -------          -------
   Total                                 $22,334          $39,320
                                         =======          =======


NOTE 3 - ACQUISITION AND OTHER TRANSACTIONS

     On August 8, 1997, the Company closed a Purchase and Sale Agreement ("Agreement") among the Company, PHI Acquisition Holdings, Inc. ("PHI") and Chase Venture Capital Associates, L.P., the principal shareholder of PHI Acquisition Holdings, Inc., whereby, the Company acquired PHI through a merger, accounted for as a purchase transaction, of a wholly-owned subsidiary of the Company with and into PHI Acquisition Holdings, Inc. Under the Agreement, the current shareholders of PHI received in exchange for their stock an aggregate of $54.5 million plus an amount of income tax refunds, if any, the Company receives after the closing of the Merger of taxes paid by PHI for periods prior to the closing of the Merger. The $54.5 million was reduced by the payment of PHI's debt, certain transaction costs, and contractual payments to the current and former Chief Executive Officers of PHI. Based on management's preliminary estimate of the fair value of assets and liabilities purchased, the Company charged historical earnings $5.8 million for purchased research and development and $1.0 million from the shipments of purchased finished goods inventory which had been revalued.

     In connection with the acquisition described above, the Company completed a Rule 144A offering in the amount of $170.2 million consisting of $135.0 million of Senior Notes, due in 2004 and $35.2 million representing 33,000 units consisting of 33,000 shares of Series A Senior Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock of the Company and 82.7429 shares of common stock of the Company. The Company also entered into a $25.0 million revolving credit facility. Both of these financings closed simultaneously with the acquisition, and were used to finance the acquisition, repay certain indebtedness and all existing redeemable Preferred Stock, repurchase certain existing put warrants, make distributions to Letitia, extinguish BBC CIP Agreement, pay fees and for general corporate purposes.

     Upon consummation of the Rule 144A offering, the Company recorded an extraordinary loss of $7.9 million, net of income taxes of $4.8 million, for premiums, prepayment penalties and the write-off of deferred financing costs related to the retired indebtedness. In connection with the offering, the Company repurchased Subordinated Notes Warrants entitling the holders thereof to purchase 71.43 shares of the Company's Common Stock for $2.5 million. As a result, the Company charged historical earnings $2.2 million to adjust the carrying value of the Subordinated Notes Warrants. Under the terms of the CIP Agreements, the consent of the CIP holder was required for consummation of certain transactions. By agreement, dated July 26, 1997, the Company, Letitia and BancBoston Capital, Inc. ("BBC"), a CIP holder, effective on the closing of the Rule 144A offering agreed to extinguish the CIP Agreement for a cash payment of $6.8 million. As a result of the Agreement, the Company recorded interest expense of approximately $951 during the six months ended October 25, 1997.

     The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition of PHI and the Rule 144A offering had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense, and certain purchase accounting adjustments. The effects of certain nonrecurring charges to historical earnings, resulting from the transactions, have been reversed. The pro forma earnings from operations before extraordinary item and the pro forma net loss applicable to the common stockholders, for the purpose of calculating pro forma loss per share, is net of pro forma preferred stock dividends of $1,061 and $1,061 and the accretion of redeemable preferred stock of $94 and $94 for the three months ended October 26, 1996 and October 25, 1997, respectively. The pro forma earnings from operations before extraordinary item and the pro forma net loss applicable to the common stockholders, for the purpose of calculating pro forma loss per share, is net of pro forma preferred stock dividends of $2,121 and $2,121 and the accretion of redeemable preferred stock of $188 and $188 for the six months ended October 26, 1996 and October 25, 1997, respectively.


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                            -------------------------    ---------------------------
                                            October 26,   October 25,    October 26,     October 25,
                                               1996          1997            1996             1997
                                            -----------   -----------    -----------     -----------

Net sales                                  $   56,916     $   59,393     $  111,791      $  127,287

Loss from operations before
  extraordinary item                             (960)          (630)        (2,601)         (3,937)

Extraordinary item, net of income
  taxes                                            --             --           (259)             --

Net loss applicable to common
  stockholders                                 (2,115)        (1,785)        (5,169)         (6,246)

Net loss per share from operations
  before extraordinary item                 (1,850.39)     (1,458.33)     (4,295.71)      (5,279.80)

Net loss per share from extraordinary
  item, net of income taxes                        --             --        (226.60)             --

Net loss per share applicable to
  common stockholders                      $(1,850.39)    $(1,458.33)    $(4,522.31)     $(5,279.80)

Weighted average common stock
  and dilutive equivalents
  outstanding                                   1,143          1,224          1,143           1,183


     The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.


NOTE 4 - LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS

     The Company is obligated to clean-up three sites relating to former manufacturing facilities and has accrued the estimated costs of remediation. Estimated costs are determined by external and internal environmental remediation experts. The estimated costs of remediation of one site is based on its estimated present value. The discount rate used was 6%. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued. The Company believes that it can continue to meet these environmental standards without material adverse effect on its financial condition. The completion of the clean-up relating to these sites is estimated at 10 years. The expected future payments for the environmental liabilities is $985 in fiscal year 1997, $303 in fiscal year 1998, $259 in fiscal year 1999 through fiscal 2001 and $1,469 thereafter. In connection with these matters, the Company has posted financial assurances that the remediation will be completed in the form of $2,250 letters of credit and a lien of $1,250 on certain real property held for sale.

     The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. Although the Company believes that none of these proceedings is material, the Company, along with six others, is a defendant in an action commenced in November 1996 by Chicago-Dubuque Foundry Corporation ("Chicago-Dubuque") and its property insurer, Employers Mutual Casualty Co. in Iowa state court. The suit concerns a May 1, 1996 fire that destroyed a Chicago-Dubuque facility located in East Dubuque, Illinois. According to the complaint, defective products sold by one or more defendants (including, it is alleged, the Company's Anderson division) to Chicago-Dubuque, or incorporated in products sold by others to Chicago-Dubuque, caused or contributed to the casualty. Chicago-Dubuque has not yet quantified the amount of damages sought, but its property insurer has stated that damages for property damage will be in excess of $11 million. No estimate of economic losses caused by business interruption has been made by any plaintiff. At the present time, the Company is not aware of any personal injuries or deaths caused by the fire and the Company has been informed that the State Fire Marshall who investigated the fire has, to date, not been able to render an opinion as to the cause of the fire. The Company has placed it's insurers on notice of the claim and at least one insurer has retained legal counsel to defend the Company. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability in this action, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance.

     Natvar received a sixty (60) day notice of intent to sue on December 11, 1996 from a California citizens group regarding alleged violations of notice and labeling requirements under California Proposition 65, a "right to know" provision intended to give consumers clear and reasonable warnings of the presence of certain potentially hazardous substances in products. Natvar and the citizens group have signed an agreement delaying the deadline for filing any lawsuit. The relevant, regulations provide that violations of Proposition 65 are subject to civil penalties of up to $2,500 per day retroactive to the beginning of an alleged violation of Proposition 65. The substance contained in Natvar's products and implicated in the notice of intent to sue has been listed under Proposition 65 since 1988, and Natvar has sold products containing this substance in California since that time. The Company is currently conducting fact-finding to determine whether it believes a violation of Proposition 65 has occurred. If a lawsuit is filed, the Company intends to defend it vigorously; however, the Company believes, based on results in similar cases and a preliminary review of the relevant facts, that any such suit could be settled for substantially less than the maximum penalty available under the statute. The Company does not believe that it is likely that it will incur material liability as a result of any lawsuit arising in connection with this matter.

     In February 1997, the Company commenced litigation in Massachusetts federal court against TVM Group, Inc., ("TVM") of Fremont, California, and TVM's principal stockholder, Mr. T. Lyn Morris, seeking damages on account of breach by TVM and Mr. Morris of a December 1996 agreement pursuant to which a subsidiary of the Company was to acquire TVM. In April 1997, TVM and Mr. Morris filed a counterclaim alleging breaches by the Company and its subsidiary of that agreement and seeking damages. In September 1997, TVM and Mr. Morris moved to amend their counter claim to add, inter alia, a claim for fraudulent inducement. TVM and Mr. Morris are seeking actual damages in an amount of $350,000 plus an unspecified amount of acquisition costs, punitive and consequential damages. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability in this action. However, the Company believes the counterclaim to be without merit.

     Certain other claims, suits and complaints have been filed or are pending against the Company. In the opinion of the Company, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the consolidated financial position or the results of operations of the Company if disposed of unfavorably. If estimates change, there is no assurances these items will not require additional accruals by the Company.


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Earnings per Share

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding, while diluted EPS is computed considering the dilution of options and warrants. This statement will be adopted by the Company in its January 24, 1998 consolidated financial statements with all prior, interim and annual periods restated. Had the Company adopted SFAS No. 128 diluted EPS would not have been materially impacted. Basic EPS would have been as follows.

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              ---------------------------        ---------------------------
                                              October 26,     October 25,        October 26,     October 25,
                                                 1996            1997               1996            1997
                                              ----------      ----------         ----------      ----------
Net loss per share from operations
  before extraordinary item                      (26.00)      (10,003.73)          (134.00)      (13,335.27)

Net loss per share from extraordinary
  item, net of income taxes                          --        (7,333.02)          (259.00)       (7,595.17)

Net loss per share applicable to
  common stockholders                           $(26.00)     $(17,336.75)       $  (393.00)     $(20,930.43)

Weighted average common stock
outstanding                                       1,000            1,072             1,000            1,035

Other Pronouncements

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which introduces a new model for segment reporting. The Company does not believe adoption will change its financial statement disclosures.

NOTE 6 - SUBSEQUENT EVENTS

     On November 10, 1997, the Company filed amended registrations statements with the SEC covering the 10-1/2% Senior Notes due 2004 ("Existing Notes") and the 12-1/2% Series A Redeemable Preferred Stock ("Series A Preferred Stock"). The registration statements relating to these securities became effect on November 18, 1997. The holders of the Existing Notes and Series A Preferred Stock are entitled to exchange these securities for the New Notes and Exchange Preferred Stock having terms substantially identical to the Exiting Notes and Series A Preferred Stock. This offer will expire on the 30th day after the effective date of the respective registrations. The holders of the Existing Securities and the Series A Preferred Stock which are not tendered will continue to hold such securities. The holders of the securities will be subject to the existing restrictions upon transfer thereof. The Company will have no further obligation to such holders to provide for the registration under the Securities Act of the Existing Notes or Series A Preferred Stock held by them.


     ITEM 2. - MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the SEC, and specifically the latest "Risk Factors" section, in the Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make.

Results of Operations

Three Months Ended October 25, 1997 Compared to Three Months Ended October 26, 1996

     Net sales increased $17.1 million, or 40.4%, from $42.3 million in the second quarter of Fiscal 1997 to $59.4 million in second quarter of Fiscal 1998. This increase was primarily attributable to: (i) $11.3`million in revenues due to the acquisition of Physical Electronics on August 8, 1997, (ii) a $4.7 million, or 24.0%, increase in sales at Robicon primarily due to the continued growth in sales of medium voltage VFDs, (iii) an increase of $1.2 million, or 15.6%, at Datcon due to higher shipments in both the U.S. and Europe, (iv) an increase of $0.6 million, or 9.7%, at Anderson due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets in North America, (iv) an increase of $0.5 million, or 12.0%, at Natvar due to increased medical shipments compared to a weak year ago period, (v) an increase of $400,000, or 13.9%, at General Eastern for which approximately $170,000 was attributable to the acquisition of certain assets of a small competitor near the end of the first quarter of Fiscal 1998, and (vi) offset by a reduction of $1.6 million in sales to $1.1 million at HVE/Europa attributable to no particle accelerator systems for research shipped during the quarter compared to one system shipped in the year ago quarter due to the timing of customer requested delivery dates.

     Gross profit increased $6.6 million, or 47.4%, from $14.0 million in the second quarter of Fiscal 1997 to $20.6 million in second quarter of Fiscal 1998. The increase included $3.4 million due to the acquisition of Physical Electronics which included a $1.0 million charge to cost of sales resulting from the shipments of finished goods inventory which had been revalued in accordance with purchase accounting procedures. The remaining increase of $3.2 million was primarily attributable to higher shipments at all operating units except for HVE/Europa as well as an improved gross margin rate at all operating units except General Eastern and HVE/Europa. The gross margin rate increased 1.7%, from 33.1% to 34.8%, as a result of the higher shipments discussed above, as well as productivity improvements at Robicon, Datcon, Anderson and Natvar compared to the year ago period.

     Administrative and selling expenses at the Company increased $5.2 million over the year ago quarter, or 58.6%, including $2.9 million from the inclusion of Physical Electronics, $1.7 million at Robicon primarily due to a step level increase in information technology and other administrative costs to support the significantly increasing sales levels, as well as $0.6 million due to higher sales/marketing expenses on a consolidated basis including commissions due to higher sales. Administrative and selling expenses increased as a percent of sales from 21.1% to 23.8% during the periods compared, as a result of the factors discussed above.

     Engineering, research and development expenses increased $8.2 million, from $2.3 million to $10.5 million which was primarily attributable to $7.8 million at the newly acquired Physical electronics, including $5.8 million of purchased research and development as allocated from the purchase price which was expensed during the second quarter in accordance with purchase accounting procedures.

     Depreciation and amortization increased by $1.4 million from $1.1 million this increase includes $1.3 million attributable to Physical Electronics and continued capital investment in automation at Anderson during Fiscal 1997 and 1998 as well as information technology upgrades at most of our operating units during the past twelve months.

     Other expenses, including reimbursed environmental and litigation costs, declined from $0.7 million to $330,000. The year ago period included $0.8 million provision to write-off costs associated an aborted acquisition and related offering costs, offset by a gain on the sale of a small product line at Robicon. The current year costs include litigation costs associated with that aborted acquisition as well as a change in estimate on certain environmental cleanup costs.

As a result of the above items, HVE's income from continuing operations decreased from income of $2.1 million in the year ago quarter to a loss of $4.3 million in the current quarter.

     Interest expense increased $1.2 million, or 42.3%, to $4.1 million in the second quarter of Fiscal 1998 compared to the year ago period, due to higher average indebtedness associated with the sale of senior notes on August 8, 1997. Interest income increased $85,000 to $173,000 due to the higher average cash balance after the offering.

     Income tax provisions increased $2.2 million, from a benefit of $0.7 million in the second quarter of Fiscal 1997 to expense of $1.5 million in the second quarter of Fiscal 1998 to record income tax expense primarily related to foreign income.

     Income from operations before extraordinary items decreased $9.8 million to a loss of $9.7 million in the second quarter of Fiscal 1998. Extraordinary losses on debt extinguishment, net of income taxes, in the amount of $7.9 million was recorded in the second quarter of Fiscal 1998.

     The foregoing factors contributed to an increase in net loss of $17.7 million from a $93,000 of income in the second quarter of Fiscal 1997 to a loss of $17.6 million in the second quarter of Fiscal 1998.

Six Months Ended October 25, 1997 Compared to Six Months Ended October 26, 1996

     Net sales increased $21.4 million, or 25.9%, from $82.7 million in the first half of Fiscal 1997 to $104.1 million in first half of Fiscal 1998. This increase was primarily attributable to: (i) $11.3 million in revenues due to the acquisition of Physical Electronics on August 8, 1997, (ii) a $7.2 million, or 18.5%, increase in sales at Robicon primarily due to the continued growth in sales of medium voltage VFDs, (iii) an increase of $1.7 million, or 11.0%, at Datcon due to higher shipments in both the U.S. and Europe, (iv) an increase of $1.4 million, or 13.0%, at Anderson due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets in North America, (iv) an increase of $0.9 million, or 12.6%, at Natvar due to increased medical shipments compared to a weak year ago period, (v) an increase of $0.7 million, or 12.8%, at General Eastern for which approximately $170,000 was attributable to the acquisition of certain assets of a small competitor near the end of the first quarter of Fiscal 1998, and (vi) offset by a reduction of $1.9 million at HVE/Europa attributable to only one particle accelerator systems for research shipped during the first half of Fiscal 1998 compared to two systems shipped in the year ago period due to the timing of customer requested delivery dates.

     Gross profit increased $8.6 million, or 30.7%, from $28.0 million in the first half of Fiscal 1997 to $36.6 million in first half of Fiscal 1998. The increase included $3.4 million due to the acquisition of Physical Electronics which included a $1.0 million charge to cost of sales resulting from the shipments of finished goods inventory which had been revalued in accordance with purchase accounting procedures. The remaining increase of $5.2 million was primarily attributable to higher shipments at all operating units except for HVE/Europa as well as an improved gross margin rate at all operating units except General Eastern and HVE/Europa. The gross margin rate increased 1.3%, from 33.8% to 35.1%, as a result of the higher shipments discussed above, as well as productivity improvements at Robicon, Datcon, Anderson and Natvar compared to the year ago period.

     Administrative and selling expenses at the Company increased $6.6 million over the year ago quarter, or 36.4%, including $2.9 million from the inclusion of Physical Electronics, $2.0 million at Robicon primarily due to a step level increase in information technology and other administrative costs to support the significantly increasing sales levels, as well as $1.3 million due to higher sales/marketing expenses on a consolidated basis including commissions due to higher sales. Administrative and selling expenses increased as a percent of sales from 21.9% to 23.7% during the periods compared, as a result of the factors discussed above.

     Engineering, research and development expenses increased $8.4 million, from $4.5 million to $12.9 million which was primarily attributable to $7.8 million at the newly acquired Physical Electronics, including $5.8 million of purchased research and development as allocated from the purchase price which was expensed during the second quarter in accordance with purchase accounting procedures. The remaining increases were primarily attributable to increased new product application development at Datcon.

     Depreciation and amortization increased $1.5 million from $2.2 million this increase includes $1.3 million attributable to Physical Electronics and continued capital investment in automation at Anderson during Fiscal

1997 and 1998 as well as information technology upgrades at most of our operating units during the past twelve months.

     Other expenses, including reimbursed environmental and litigation costs, declined from $0.7 million to $277,000. The year ago period included $0.8 million provision to write-off costs associated an aborted acquisition and related offering costs, offset by a gain on the sale of a small product line at Robicon. The current year costs include litigation costs associated with that aborted acquisition as well as a change in estimate on certain environmental cleanup costs.

     As a result of the above items, HVE's income from continuing operations decreased from income of $4.7 million in the year ago period to a loss of $1.2 million in the first half of Fiscal 1998.

     Interest expense increased $4.4 million to $9.9 million in the first half of Fiscal 1998 compared to $5.5 million in the year ago period due to higher average indebtedness associated with the sale of senior notes on August 8, 1997 expense, accretion of redeemable put warrants in the amount of $2.2 million recorded in the first quarter of Fiscal 1998 ,as well as a $1.0 million provision for contingent interest payments recorded in the first quarter of Fiscal 1998. Interest income increased $71,000 to $213,000 primarily due to the higher average cash balance after the offering.

     Income tax provisions increased $2.5 million, from a benefit of $0.7 million in the first half of Fiscal 1997 to a provision of $1.8 million in the first half of Fiscal 1998 to record income tax expense primarily related to foreign income.

     Income from operations before extraordinary items decreased $12.8 million to a loss of $12.7 million in the first half of Fiscal 1998. Extraordinary losses on debt extinguishment, net of income taxes, in the amounts of $259,000 and $7.9 million were recorded in the first halves of Fiscal 1997 and 1998, respectively.

     The foregoing factors contributed to an increase in net loss of $20.4 million from a loss of $156,000 in the first half of Fiscal 1997 to a loss of $20.6 million in the first half of Fiscal 1998.

Liquidity and Capital Resources

     The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations and proceeds from financing activities.

On May 9, 1996, the Company entered into the Existing Revolving Credit Facility and the $10.0 million Senior Term Loan and completed a private placement of $20.00 million of Senior Secured Notes, $7.0 million of Senior Unsecured Notes and $25.0 million principal amount of Subordinated Notes (issue at 82.086% of the principal amount thereof), the net proceeds of which were used to refinance existing indebtedness. A portion of the net proceeds to the Company from the offerings were used to repay such indebtedness including accrued and unpaid interest thereon and $10.1 million associated prepayment penalties. In connection with the issuance of the Subordinated Notes, the Company issued to the holders thereof warrants (the "Subordinated Notes Warrants") representing 12.5% of the fully-diluted HVE Common Stock. The holders of such warrants have the right, after May 1, 2000, to require the Company to purchase all or any portion of such warrants or any sharers of HVE Common Stock issued upon exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value as defined in the agreement.

     On August 8, 1997 the Company consummated a Rule 144A offering in the amount of $170.2 million consisting of $135.0 million of Senior Notes, due in 2004 and $35.2 million representing 33,000 units consisting of 33,000 shares of Series A Senior Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock of the Company and 82.7429 shares of common stock of the Company. The Company also entered into a $25.0 million revolving credit facility with a $5.0 million sublimit for the issuance of standby letters of credit. In connection with the offerings, the Company repurchased Subordinated Notes Warrants representing 6.25% of the fully diluted HVE Common Stock for $2.5 million.

     Simultaneous with the offering the Company closed a Purchase and Sale Agreement ("Agreement") among the Company, PHI Acquisition Holdings, Inc. and Chase Venture Capital Associates, L.P., the principal shareholder of PHI Acquisition Holdings, Inc., whereby, the Company acquired Physical Electronics through a merger of a wholly-owned subsidiary of the Company with and into PHI Acquisition Holdings, Inc. Under the Agreement, the current shareholders of Physical Electronics received in exchange for their stock an aggregate of $54.5 million plus an amount of income tax refunds, if any, the Company receives after the closing of the Merger of taxes paid by Physical Electronics for periods prior to the closing of the Merger. The $54.5 million was reduced by the payment of Physical Electronics' debt, certain transaction costs, and contractual payments to the current and former Chief Executive Officers of Physical Electronics.

     The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the senior notes except with respect to the New Revolving Credit Facility which has a term of five years. The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary.

     The Company's working capital was $9.4 and $46.1 at April 26, 1997 and October 25, 1997, respectively. The $36.7 million increase in working capital is partially attributable to an $11.4 million increase in cash on hand as a result of the Rule 144A offering, an increase in accounts receivable of 13.0 million of which $11.8 is from the acquisition of Physical Electronics, an increase of $2.2 million of refundable income taxes attributable to Physical Electronics, and increase in inventories of $17.0 million of which Physical Electronics accounted for $17.4 million of the increase which was partially offset by a decrease of $400,000 in the other operating units. Another major factor contributing to the increase in working capital was a decrease of $5.0 million in interest expense payable related to the $6.8 million payment of the BBC CIP obligation partially offset by additional accruals. Accounts payable and accrued liabilities increased $10.4 million of which $10.1 million resulted from the acquisition of Physical Electronics. Customer Advances increased $5.8 million which consisted of increases of $3.1 million from Physical Electronics, $1.7 million from Robicon and $1.0 million from HVE Europa and income taxes payable was down $1.3 million.

     Net cash used in operating activities was $1.4 million and $13.8 million for the six months ended October 26, 1996 and October 25, 1997, respectively. The decrease in net cash for the six months ended October 26, 1996 was attributable primarily to an increase in accounts receivable and a decrease of $500,00 in federal, foreign, and state income taxes payable and deferred income taxes primarily resulting from tax payments of $700,000 in excess of tax provisions. The decrease in net cash for the six months ended October 25, 1997 was substantially due to the payment of prepayments fees and penalties of $6.3 million, net of taxes, and the payment of $6.8 million to extinguish the CIP Agreements resulting from the Rule 144A offering.

     Net cash used in investing activities was $1.7 million and $56.6 million for the six months ended October 26, 1996 and October 25, 1997, respectively. The decrease in net cash for the six months ended October 26, 1996 consisted primarily of capital expenditures of $1.9 million which were partially offset by proceeds from minor asset sales. The decrease in net cash for the six months ended October 25, 1997 resulted from the acquisition of Physical Electronics for $54.3 million, net of cash acquired and capital expenditures of $2.1 million.

     Net cash provided by financing activities was $1.8 million and $80.0 million for the six months ended October 26, 1996 and October 25, 1997, respectively. The increase in net cash for the six months ended October 26, 1997 was the result of increased borrowings under the foreign credit line and the May 9, 1996 refinancing. The increase in cash for the six months ended October 25, 1997 was substantially the result of the Rule 144A offering, consummated on August 8, 1997, which provided $170.2 million of which $80.4 was used to retire existing preferred stock and indebtedness.

     As part of the Rule 144a offering, the Indenture will allow each Restricted Subsidiary that is an obligor under an Intercompany Note to effect a Qualified Subsidiary IPO. Upon completion of a Qualified Subsidiary IPO, such Restricted Subsidiary will become an Unrestricted Subsidiary and the cash flow of such Unrestricted Subsidiary will no longer be available (i) to service debt obligations of the Company or its remaining Restricted Subsidiaries or (ii) for purposes of determining whether the Company or its remaining Restricted Subsidiaries will be able to incur additional indebtedness, either of which could affect the liquidity of the Company.

     While the Company believes that internally generated funds and amounts available under the New Revolving Credit Facility will be sufficient to satisfy its operating requirements and make required interest and principal payments under the New Revolving Credit Facility, the senior notes and existing capital leases, IRBs, mortgage notes, notes payable and the foreign credit line and payments with respect to the redeemable put warrants, there can be no assurance that such sources will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, the Company may require additional capital to fund future acquisitions. There can be no assurance that such capital will be available.

Seasonality; Variability of Operating Results

     The majority of the Company's operating units have historically recorded the strongest operating results in the fourth quarter of the fiscal year due in part to seasonal considerations and other factors, although in recent years, seasonal fluctuations have been partially mitigated by overall business growth.

     The timing of orders placed by the Company's customers have varied with, among other factors, the introduction of new products, product life cycles, customer attempts to manage inventory levels, competitive conditions, general economic conditions and the funding of scientific and educational research. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's operating units. Such variability is particularly evident at HVE Europa, which ships on average four particle accelerator systems per year. These systems are typically sold for between $1.0 million and $2.0 million each and have long lead times. As a result, the timing of HVE Europa's shipments within any fiscal year can have a material impact on an individual quarter's results. As a result of the foregoing, the valuation of the Company's redeemable put warrants could yield a significant adjustment in the fourth quarter of the fiscal year since it is based on the fair value of the Company.

                                     PART II

                                OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

     The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business. Although the Company believes that none of these proceedings is material, the Company, along with six others, is a defendant in an action commenced in November 1996 by Chicago-Dubuque Foundry Corporation ("Chicago-Dubuque") and its property insurer, Employers Mutual Casualty Co. in Iowa state court. The suit concerns a May 1, 1996 fire that destroyed a Chicago-Dubuque facility located in East Dubuque, Illinois. According to the complaint, defective products sold by one or more defendants (including, it is alleged, the Company's Anderson division) to Chicago-Dubuque, or incorporated in products sold by others to Chicago-Dubuque, caused or contributed to the casualty. Chicago-Dubuque has not yet quantified the amount of damages sought, but its property insurer has stated that damages for property damage will be in excess of $11 million. No estimate of economic losses caused by business interruption has been made by any plaintiff. At the present time, the Company is not aware of any personal injuries or deaths caused by the fire and the Company has been informed that the State Fire Marshall who investigated the fire has, to date, not been able to render an opinion as to the cause of the fire. The Company has placed it's insurers on notice of the claim and at least one insurer has retained legal counsel to defend the Company. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability in this action, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance.

     Natvar received a sixty (60) day notice of intent to sue on December 11, 1996 from a California citizens group regarding alleged violations of notice and labeling requirements under California Proposition 65, a "right to know" provision intended to give consumers clear and reasonable warnings of the presence of certain potentially hazardous substances in products. Natvar and the citizens group have signed an agreement delaying the deadline for filing any lawsuit. The relevant, regulations provide that violations of Proposition 65 are subject to civil penalties of up to $2,500 per day retroactive to the beginning of an alleged violation of Proposition 65. The substance contained in Natvar's products and implicated in the notice of intent to sue has been listed under Proposition 65 since 1988, and Natvar has sold products containing this substance in California since that time. The Company is currently conducting fact-finding to determine whether it believes a violation of Proposition 65 has occurred. If a lawsuit is filed, the Company intends to defend it vigorously; however, the Company believes, based on results in similar cases and a preliminary review of the relevant facts, that any such suit could be settled for substantially less than the maximum penalty available under the statute. The Company does not believe that it is likely that it will incur material liability as a result of any lawsuit arising in connection with this matter.

     In February 1997, the Company commenced litigation in Massachusetts federal court against TVM Group, Inc., ("TVM") of Fremont, California, and TVM's principal stockholder, Mr. T. Lyn Morris, seeking damages on account of breach by TVM and Mr. Morris of a December 1996 agreement pursuant to which a subsidiary of the Company was to acquire TVM. In April 1997, TVM and Mr. Morris filed a counterclaim alleging breaches by the Company and its subsidiary of that agreement and seeking damages. In September 1997, TVM and Mr. Morris moved to amend their counter claim to add, inter alia, a claim for fraudulent inducement. TVM and Mr. Morris are seeking actual damages in an amount of $350,000 plus an unspecified amount of acquisition costs, punitive and consequential damages. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability in this action. However, the Company believes the counterclaim to be without merit.


ITEM 2. - CHANGES IN SECURITIES

         None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. - OTHER INFORMATION

         None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

11  Statement of Computation of Earnings Per Share

27  Financial Data Schedule

(b) Reports on Form 8-K

None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        HIGH VOLTAGE ENGINEERING CORPORATION

Dated:   December 12, 1997              By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer