Form 10-Q
period 1998-01-24
HIGH VOLTAGE ENGINEERING CORP
filed 1998-02-26
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended January 24, 1998

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the transition period from_________to_________


                         Commission file number 1-4737
                                                ------

                         HIGH VOLTAGE ENGINEERING CORPORATION
             (Exact name of registrant as specified in its charter)


                                  MASSACHUSETTS
                 (State or other jurisdiction of incorporation)


                                   04-2035796
                      (I.R.S. Employer Identification No.)


               401 Edgewater Place, Suite 680, Wakefield, MA 01880
            (Address of principal executive offices)      (Zip code)


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


                  Yes                       No   X


Number of Common Shares outstanding at February 26, 1998: 1,082.7429 shares.

                                    CONTENTS

                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

         Consolidated Balance Sheets January 24, 1998 (unaudited) and
         April 26, 1997...................................................................................      3

         Consolidated Statements of Operations for the Three and Nine Months ended
         January 24, 1998 (unaudited) and January 25, 1997 (unaudited)....................................      4

         Consolidated Statements of Cash Flows Nine Months ended
         January 24, 1998 (unaudited) and January 25, 1997 (unaudited)....................................      5

         Notes to Consolidated Financial Statements.......................................................      6

     ITEM 2. - MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....      9


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     13

     ITEM 2. - CHANGES IN SECURITIES......................................................................     13

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     13

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES..............................................     13

     ITEM 5. - OTHER INFORMATION..........................................................................     13

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     14

SIGNATURES................................................................................................     15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                      HIGH VOLTAGE ENGINEERING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          APRIL 26,      JANUARY 24,
                                                            1997            1998
                                                          ---------      -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  1,542        $ 15,105
  Restricted cash                                            2,210           3,973
  Accounts receivable - net                                 33,333          42,918
  Refundable income taxes                                        -           2,157
  Inventories                                               22,334          39,146
  Prepaid expenses and other current assets                  1,164           1,676
                                                          --------        --------
    Total current assets                                    60,583         104,975

PROPERTY, PLANT AND EQUIPMENT                               30,966          49,130
INVESTMENT IN JOINT VENTURE                                      -           1,843
ASSETS HELD FOR SALE                                         5,248           3,858
OTHER ASSETS - Net                                           7,432          16,598
COST IN EXCESS OF NET ASSETS ACQUIRED                        9,358          16,883
                                                          --------        --------
                                                          $113,587        $193,287
                                                          ========        ========
LIABILITIES AND STOCKHOLDERS DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations        $  2,609        $  1,308
  Foreign credit line                                        2,284           2,610
  Accounts payable                                          17,199          17,290
  Accrued interest                                           8,394           6,781
  Accrued liabilities                                       12,000          21,955
  Advance payments by customers                              5,294           6,605
  Federal, foreign and state income taxes payable            1,261           1,270
  Deferred income taxes                                      2,171           2,322
                                                          --------        --------
    Total current liabilities                               51,212          60,141

REDEEMABLE PUT WARRANTS                                      2,800           2,500
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES              80,508         152,997
DEFERRED INCOME TAXES                                        1,834           4,423
OTHER LIABILITIES                                            2,495           3,252
COMMITMENT AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK                                  11,474          29,567

STOCKHOLDERS DEFICIENCY
  Common stock                                                   1               1
  Paid-in-capital                                           17,326          19,527
  Accumulated deficit                                      (54,104)        (81,155)
  Common stock warrants                                          -           2,200
  Cumulative foreign currency translation adjustment            41            (166)
                                                          --------        --------
    Total stockholders deficiency                          (36,736)        (59,593)
                                                          --------        --------
                                                          $113,587        $193,287
                                                          ========        ========


          See accompanying notes to consolidated financial statements.

                      HIGH VOLTAGE ENGINEERING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   ----------------------------    ----------------------------
                                                   JANUARY 26,      JANUARY 24,    JANUARY 25,      JANUARY 24,
                                                      1997             1998            1997            1998
                                                   -----------      -----------    -----------      -----------
                                                   (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)
Net sales                                           $ 39,366         $ 60,911       $122,046         $164,976
Cost of sales                                         26,541           38,457         81,249          105,962
                                                     -------          -------        -------          -------
  Gross profit                                        12,825           22,454         40,797           59,014

Administrative and selling expenses                    8,828           14,107         26,897           38,755
Research and development expenses                      2,443            4,879          6,962           17,731
Reimbursed environmental and litigation
  costs - net                                            228              138            228              458
Other                                                    142               87            788               44
                                                     -------          -------        -------          -------
  Income from operations                               1,184            3,243          5,922            2,026

Interest expense                                       2,731            4,374          8,250           14,291
Interest income                                          (64)            (263)          (206)            (476)
                                                     -------          -------        -------          -------

    Loss from operations before income
      taxes and extraordinary item                    (1,483)            (868)        (2,122)         (11,789)
Income taxes (credit)                                 (1,780)             996         (2,522)           2,769
                                                     -------          -------        -------          -------

    Income (loss) from operations before
      extraordinary item                                 297           (1,864)           400          (14,558)

Extraordinary loss, net of income taxes                    -                -           (259)          (7,861)
                                                     -------          -------        -------          -------

NET INCOME (LOSS)                                        297           (1,864)           141          (22,419)
Preferred dividends                                     (119)          (1,029)          (356)          (2,057)
Accretion of redeemable preferred stock                    -              (95)             -             (175)
                                                     -------          -------        -------          -------
Net loss applicable to common stockholders          $    178         $ (2,988)      $   (215)       $ (24,651)
                                                     =======          =======        =======          =======

Net income (loss) per common share:
    Operations                                      $ 178.00      $ (2,759.00)     $   44.00       $(15,975.26)
    Extraordinary item                                     -                -        (259.00)        (7,479.54)
    Net income (loss) applicable
      to common stockholders                        $ 178.00      $ (2,759.00)     $ (215.00)      $(23,454.80)
                                                     =======       ==========       ========        ==========
Net income (loss) per common share - assuming
  dilution:
    Operations                                      $ 155.73      $ (2,415.52)     $   38.50       $(12,331.39)
    Extraordinary item                                     -                -        (226.60)        (6,545.38)
    Net income (loss) applicable
      to common stockholders                        $ 155.73      $ (2,415.52)     $ (188.10)      $(18,876.77)
                                                     =======       ==========       ========        ==========

Weighted average common stock outstanding              1,000            1,083          1,000             1,051
Weighted average common stock and dilutive
      equivalents outstanding                          1,143            1,237          1,143             1,201
                                                     =======       ==========       ========        ==========



          See accompanying notes to consolidated financial statements.

                      HIGH VOLTAGE ENGINEERING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                 --------------------------
                                                                 JANUARY 25,    JANUARY 24,
                                                                    1997           1998
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
Increase (decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income (loss)                                              $    141       $(22,419)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Extraordinary item, net of income taxes                             -          1,574
     Depreciation and amortization                                   3,211          6,076
     Write-off of purchased research and development                     -          5,800
     Non-cash interest                                               1,370          3,231
     Deferred income taxes                                            (803)        (3,496)
     Undistributed earnings of affiliate                               (99)          (131)
     (Gain) loss on sale of assets                                    (246)        (1,417)
     Other                                                               -              -
     Change in assets and liabilities, net of effects of
       business acquisitions:
       Accounts receivable                                           1,325          6,079
       Inventories                                                  (3,345)        (1,569)
       Prepaid expenses and other current assets                       372            372
       Other assets                                                   (230)            28
       Accounts payable, accrued interest and accrued
         liabilities                                                (3,716)        (4,459)
       Advance payments by customers                                 1,099         (2,787)
       Federal, foreign and state income taxes payable              (3,307)           974
                                                                    ------       --------
       Net cash used in operating activities                        (4,228)       (12,144)
                                                                    ------       --------
Cash flows from investing activities:
   Additions to property, plant and equipment                       (2,945)        (4,336)
   Proceeds from sales of assets, net of expenses                      157          3,352
   Acquisition of Physical Electronics, net of cash acquired             -        (54,272)
   Other                                                                49           (166)
                                                                    ------       --------
       Net cash used in investing activities                        (2,739)       (55,422)
                                                                    ------       --------

Cash flows from financing activities:
   Cash overdraft                                                   (1,196)           269
   Proceeds from the issuance of long-term
     obligations, net of issuance costs                             63,079        129,466
   Proceeds from the issuance of preferred stock,
      net of issuance costs                                              -         29,392
   Proceeds from the issuance of common stock                            -          2,200
   Proceeds from the issuance of redeemable put
     warrants and common stock warrants                              2,413          2,200
   Net proceeds from foreign credit line                              (217)           326
   Net (increase) decrease in restricted cash                        1,406         (1,763)
   Net proceeds/(payments) under senior credit agreement             4,444         (7,702)
   Distribution to fund Letitia Common Stock repurchase                  -         (2,250)
   Redemption of redeemable put warrants                                 -         (2,500)
   Redemption of redeemable preferred stock                              -        (11,621)
   Principal payments on long-term obligations                     (63,812)       (56,649)
                                                                    ------       --------
     Net cash provided by financing activities                       6,117         81,368
                                                                    ------       --------
Effect of foreign exchange rate changes on cash                        (55)          (239)
                                                                    ------       --------
     Net (decrease) increase in cash and cash equivalents             (905)        13,563
   Cash and cash equivalents, beginning of the period                2,107          1,542
                                                                    ------       --------
   Cash and cash equivalents, end of the period                    $ 1,202       $ 15,105
                                                                    ======       ========
   Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
     Interest                                                     $  5,116       $ 12,756
     Income taxes                                                      604          1,635
   Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind                                      $    356       $    322
   Leased asset additions                                              438            276

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


NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:

                                         April 26,       January 24,
                                           1997             1998
                                        ----------       ----------
Raw materials                            $14,912          $17,832
Work-in-process                            3,977           11,825
Finished goods                             3,445            9,489
                                         -------          -------
   Total                                 $22,334          $39,146
                                         =======          =======

NOTE 3 - ACQUISITION AND OTHER TRANSACTIONS

     On August 8, 1997, the Company closed a Purchase and Sale Agreement ("Agreement") among the Company, PHI Acquisition Holdings, Inc. ("PHI") and Chase Venture Capital Associates, L.P., the principal shareholder of PHI Acquisition Holdings, Inc., whereby, the Company acquired PHI through a merger, accounted for as a purchase transaction, of a wholly-owned subsidiary of the Company with and into PHI Acquisition Holdings, Inc. Under the Agreement, the current shareholders of PHI received in exchange for their stock an aggregate of $54.5 million plus an amount of income tax refunds, if any, the Company receives after the closing of the Merger of taxes paid by PHI for periods prior to the closing of the Merger. The $54.5 million was reduced by the payment of PHI's debt, certain transaction costs, and contractual payments to the current and former Chief Executive Officers of PHI. Based on management's estimate of the fair value of assets and liabilities purchased, the Company charged historical earnings $5.8 million for purchased research and development and $1.0 million from the shipments of purchased finished goods inventory which had been revalued.

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

     Upon consummation of the Rule 144A offering, the Company recorded an extraordinary loss of $7.9 million, net of income taxes of $4.8 million, for premiums, prepayment penalties and the write-off of deferred financing costs related to the retired indebtedness. In connection with the offering, the Company repurchased Subordinated Notes Warrants entitling the holders thereof to purchase 71.43 shares of the Company's Common Stock for $2.5 million. As a result, the Company charged historical earnings $2.2 million to adjust the carrying value of the Subordinated Notes Warrants. Under the terms of the CIP Agreements, the consent of the CIP holder was required for consummation of certain transactions. By agreement, dated July 26, 1997, the Company, Letitia and BancBoston Capital, Inc. ("BBC"), a CIP holder, effective on the closing of the Rule 144A offering agreed to extinguish the CIP Agreement for a cash payment of $6.8 million. As a result of the Agreement, the Company recorded interest expense of approximately $951 during the nine months ended January 24, 1998.

     The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition of PHI and the Rule 144A offering had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense, and certain purchase accounting adjustments. The effects of certain nonrecurring charges to historical earnings, resulting from the transactions, have been reversed. The pro forma earnings from operations before extraordinary item and the pro forma net loss applicable to the common stockholders, for the purpose of calculating pro forma loss per share, is net of pro forma preferred stock dividends of $1,061 and $1,029 and the accretion of redeemable preferred stock of $78 and $95 for the three months ended January 25, 1997 and January 24, 1998, respectively. The pro forma earnings from operations before extraordinary item and the pro forma net loss applicable to the common stockholders, for the purpose of calculating pro forma loss per share, is net of pro forma preferred stock dividends of $3,183 and $3,183 and the accretion of redeemable preferred stock of $233 and $233 for the nine months ended January 25, 1997 and January 24, 1998, respectively.

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 ------------------------   -------------------------
                                                 January 25,  January 24,   January 25,   January 24,
                                                    1997         1998          1997          1998
                                                 -----------  -----------   -----------   -----------
Net sales                                       $   56,955    $   60,911    $  168,746    $  188,198

Loss from operations before
  extraordinary item                                   (63)       (1,864)       (2,247)       (6,590)

Extraordinary item, net of income
  taxes                                                 --            --          (259)          --

Net loss applicable to common
  stockholders                                      (1,204)       (2,988)       (5,922)      (10,006)

Net income (loss) per common share:
    Operations                                 $ (1,204.00)  $ (2,759.00)  $ (5,663.00)  $ (9,520.46)
    Extraordinary item                                  --            --       (259.00)           --
    Net income (loss) applicable
      to common stockholders                   $ (1,204.00)  $ (2,759.00)  $ (5,922.00)  $ (9,520.46)
                                                ==========    ==========    ==========    ==========
Net income (loss) per common share -
  assuming dilution:
    Operations                                  $ (1,053.37)  $ (2,415.52)  $ (4,954.51) $ (6,682.76)
    Extraordinary item                                   --            --       (226.60)          --
    Net income (loss) applicable
      to common stockholders                    $ (1,053.37)   $ (2,415.52) $ (5,181.10) $ (6,682.76)
                                                 ==========     ==========   ==========   ==========

Weighted average common stock outstanding             1,000          1,083        1,000        1,051
Weighted average common stock and dilutive
      equivalents outstanding                         1,143          1,237        1,143        1,201
                                                      =====          =====        =====        =====

     The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.


NOTE 4 - LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS

     The Company is obligated to clean-up three sites relating to former manufacturing facilities and has accrued the estimated costs of remediation. Estimated costs are determined by external and internal environmental remediation experts. The estimated costs of remediation of one site is based on its estimated present value. The discount rate used was 6%. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued. The Company believes that it can continue to meet these environmental standards without material adverse effect on its financial condition. The completion of the clean-up relating to these sites is estimated at 10 years. The expected future payments for the environmental liabilities is $303 in fiscal year 1998, $259 in fiscal year 1999 through fiscal 2001 and $1,469 thereafter. In connection with these matters, the Company has posted financial assurances that the remediation will be completed in the form of $1,520 letters of credit and a lien of $1,200 on certain real property held for sale.

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

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Earnings per Share

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding, while diluted EPS is computed considering the dilution of options and warrants. This statement has been adopted by the Company all prior, interim and annual periods restated.

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

NOTE 6 - SUBSEQUENT EVENTS

     On November 10, 1997, the Company filed amended registrations statements with the SEC covering the 10-1/2% Senior Notes due 2004 ("Existing Notes") and the 12-1/2% Series A Redeemable Preferred Stock ("Series A Preferred Stock"). The registration statements relating to these securities became effective on November 18, 1997. The holders of the Existing Notes and Series
A Preferred Stock exchanged these securities for the New Notes and Exchange Preferred Stock having terms substantially identical to the Existing Notes and Series A Preferred Stock. This offer expired on January 16, 1998. The holders of the Existing Securities which did not tender will continue to hold such securities. The holders of the securities will be subject to the existing restrictions upon transfer thereof. The Company has no further obligation to such holders to provide for the registration under the Securities Act of the Existing Notes or Series A Preferred Stock held by them.

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

Results of Operations

Three Months Ended January 24, 1998 Compared to Three Months Ended January 25, 1997

     Net sales increased $21.5 million, or 54.7%, from $39.4 million in the third quarter of Fiscal 1997 to $60.9 million in third quarter of Fiscal 1998. This increase was primarily attributable to: (i) $15.3 million in revenues due to the acquisition of Physical Electronics on August 8, 1997,
(ii) a $1.8 million, or 8.9%, increase in sales at Robicon primarily due to the continued growth in sales of medium voltage VFD's, (iii) an increase of $1.7 million at HVE/Europa attributable to the shipment of a particle accelerator system during the quarter compared to no systems shipped in the year ago quarter due to the timing of customer requested delivery dates, (iv) an increase of $1.4 million, or 28.6%, at Anderson due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets in North America and Europe, (v) an increase of $0.7 million, or 10.1%, at Datcon due to higher shipments in both the U.S. and Europe, (vi) an increase of $483,000, or 13.6%, at Natvar due to increased medical shipments compared to a weak year ago period, and (vii) an increase of $198,000, or 6.2%, at General Eastern for which approximately 60% of the growth was attributable to the acquisition of certain assets of a small competitor near the end of the first quarter of Fiscal 1998.

     Gross profit increased $9.6 million, or 75.1%, from $12.8 million in the third quarter of Fiscal 1997 to $22.4 million in third quarter of Fiscal 1998. The increase included $6.1 million due to the acquisition of Physical Electronics. The remaining increase of $3.5 million was primarily attributable to higher shipments at all operating units as well as improved gross margin rates at all operating units. The gross margin rate increased 4.3%, from 32.6% to 36.9%, as a result of the higher shipments discussed above, as well as productivity improvements at Robicon and Datcon compared to the year ago period.

     Administrative and selling expenses at the Company increased $5.3 million over the year ago quarter, or 59.8%, including $2.8 million from the acquisition of Physical Electronics, $1.0 million at Robicon primarily due to a step level increase in information technology and other selling and administrative costs to support higher sales, approximately $900,000 in higher selling and administrative costs at Datcon and Anderson to support higher sales levels, as well as $470,000 of severance accrued for certain former executives of the Company. Administrative and selling expenses increased as a percent of sales from 22.4% to 23.2% during the periods compared, as a result of the factors discussed above.

     Engineering, research and development expenses increased $2.5 million, from $2.4 million to $4.9 million, including $2.1 million attributable to the acquisition of Physical Electronics. As a percentage of net sales, such expenditures increased from 6.2% to 8.0% as a result of the inclusion of Physical Electronics.

     Depreciation and amortization increased by $1.4 million from $1.0 million. This increase includes $1.1 million attributable to Physical Electronics and continued capital investment in automation and information technology throughout the Company during the past twelve months.

     Other expenses, including reimbursed environmental and litigation costs, declined from $370,000 to $225,000. The current year includes litigation costs associated with a 1997 aborted acquisition of $0.8 million and a gain of $0.6 million on the sale of a vacant building in Boston, Massachusetts, as well as a changes in estimates on certain environmental cleanup costs.

     As a result of the above items, HVE's income from continuing operations increased from $1.2 million in the year ago quarter to $3.2 million in the current quarter.

     Interest expense increased $1.6 million, or 60.2%, to $4.4 million in the third quarter of Fiscal 1998 compared to the year ago period, due to higher average indebtedness associated with the sale of Senior Notes on August 8, 1997. Interest income increased $199,000 to $263,000 due to higher average cash balances after the offering.

     Income tax provisions increased $2.8 million, from a benefit of $1.8 million in the third quarter of Fiscal 1997 to expense of $1.0 million in the third quarter of Fiscal 1998. The tax expense in the third quarter primarily related to foreign and state income tax accruals. The increase also reflects a change in the valuation allowance due to a revaluation of the realization of net operating loss carryforwards.

     Income from operations before extraordinary items decreased $2.2 million to a loss of $1.9 million in the third quarter of Fiscal 1998 as a result of the factors discussed above.

Nine Months Ended January 24, 1998 Compared to Nine Months Ended January 25,
1997

     Net sales increased $42.9 million, or 35.2%, from $122.0 million for the nine months ended January 25, 1997 to $165.0 million for the nine months ended January 24, 1998. This increase was primarily attributable to: (i)$26.6 million in revenues due to the acquisition of Physical Electronics on August 8, 1997, (ii) a $8.9 million, or 15.2%, increase in sales at Robicon primarily due to the continued growth in sales of medium voltage VFDs, (iii) an increase of $2.8 million, or 18.0%, at Anderson due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets primarily in North America, (iv) an increase of $2.5 million, or 10.7%, at Datcon due to higher shipments in both the U.S. and Europe, (v) an increase of $1.4 million, or 12.9%, at Natvar due to increased medical shipments compared to a weak year ago period, and (vi) an increase of $0.9 million, or 10.4%, at General Eastern for which approximately $300,000 was attributable to the acquisition of certain assets of a small competitor near the end of the first quarter of Fiscal 1998.

     Gross profit increased $18.2 million, or 44.7%, from $40.8 million for the nine months ended January 25 1997 to $59.0 million for the nine months January 24, 1998. The increase included $9.5 million due to the acquisition of Physical Electronics which included a $1.0 million charge to cost of sales resulting from the shipments of finished goods inventory which had been revalued in accordance with purchase accounting procedures. The remaining increase of $8.7 million was primarily attributable to higher shipments at all operating units except for HVE/Europa as well as an improved gross margin rates at all operating units except General Eastern. The gross margin rate increased 2.4%, from 33.4% to 35.8%, as a result of the higher shipments discussed above, as well as productivity improvements at Robicon, Datcon, Anderson and Natvar compared to the year ago period.

     Administrative and selling expenses at the Company increased $11.9 million over the year ago period, or 44.1%, including $5.6 million from the inclusion of Physical Electronics, $3.0 million at Robicon primarily due to a step level increase in information technology and other selling and administrative costs to support higher sales, as well as $2.7 million due to higher selling and administrative costs throughout the remainder of the Company to support higher sales, as well as $0.6 million of severance accrued for certain former executives of the Company. Administrative and selling expenses increased as a percent of sales from 22.0% to 23.5% during the periods compared, as a result of the factors discussed above.

     Engineering, research and development expenses increased $10.8 million, from $7.0 million to $17.7 million which was primarily attributable to $9.9 million at the newly acquired Physical Electronics, including $5.8 million of purchased research and development as allocated from the purchase price which was expensed during the second quarter in accordance with purchase accounting procedures. The remaining increases included approximately $0.6 million attributable to increased new product application development at Datcon.

     Depreciation and amortization increased $2.9 million from $3.2 million to $6.1 million, including $2.4 million attributable to Physical Electronics and continued capital investment in information technology and automation throughout the Company during the past twelve months.

     Other expenses, including reimbursed environmental and litigation costs, declined from $1.0 million to $0.5 million during the periods compared. The year ago period included $0.8 million provision to write-off costs associated with an aborted acquisition and related offering costs. The current year costs include litigation costs of $1.0 million associated with that aborted acquisition as well a gain of $0.6 million from the sale of a vacant building in Boston Massachusetts, as well as a change in estimate on certain environmental cleanup costs.

     As a result of the above items, HVE's income from continuing operations decreased by $3.9 million, from $5.9 million in the year ago period to $2.0 million for the nine months ended January 24, 1998.

     Interest expense increased $6.0 million to $14.3 million for the nine months ended January 24, 1998 compared to $8.3 million in the year ago period due to higher average indebtedness associated with the sale of Senior Notes on August 8, 1997 expense, accretion of redeemable put warrants in the amount of $2.2 million recorded in the first quarter of Fiscal 1998 ,as well as a $1.0 million provision for contingent interest payments recorded in the first quarter of Fiscal 1998. Interest income increased $270,000 to $476,000 primarily due to the higher average cash balances after the offering.

     Income tax provisions increased $5.3 million, from a benefit of $2.5 million for the nine months ended January 25, 1997 to a provision of $2.8 million for the nine months ended January 24, 1998. The increase primarily reflects a change in the valuation allowance due to a revaluation of the realization of net operating loss carryforwards, net of income tax benefits allocated to extraordinary items.

     Income from operations before extraordinary items decreased $15.0 million to a loss of $14.6 million for the nine months ended January 24, 1998 compared to the year ago period. Extraordinary losses on debt extinguishment, net of income taxes, in the amounts of $259,000 and $7.9 million were recorded in Fiscal 1997 and 1998, respectively.

     The foregoing factors contributed to an increase in net loss of $22.6 million from income of $141,000 for the nine months ended January 25, 1997 to a loss of $22.4 million for the nine months ended January 24, 1998.

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

     The Company's working capital was $9.4 million and $44.8 million at April 26, 1997 and January 24, 1997, respectively. The $35.5 million increase in working capital is partially attributable to an $13.6 million increase in cash on hand as a result of the Rule 144A offering, an increase in accounts receivable of $9.6 million of which $12.9 million is from the acquisition of Physical Electronics, an increase of $2.2 million of refundable income taxes attributable to Physical Electronics, and increase in inventories of $16.8 million of which Physical Electronics accounted for $17.4 million of the increase which was offset by reductions in inventory of $0.6 million in the remainder of the Company. Another contributing factor to the increase in working capital was a decrease of $1.7 million in interest expense payable related to the $6.8 million payment of the BBC CIP obligation partially offset by additional accruals. Accounts payable and accrued liabilities increased $10.1 million of which $8.9 million resulted from the acquisition of Physical Electronics. Short term debt also decreased $1.3 million since the end of the last fiscal year.

     Net cash used in operating activities was $4.2 million and $12.1 million for the nine months ended January 25, 1997 and January 24, 1998, respectively. The decrease in net cash for the nine months ended January 25, 1997 was attributable primarily to an increase in inventories of $3.3 million. The decrease in net cash for the nine months ended January 24, 1998 was substantially due to the payment of prepayments fees and penalties of $6.3 million, net of taxes, resulting from the Rule 144A offering, and the payment of $6.8 million to extinguish the CIP Agreements.

     Net cash used in investing activities was $2.7 million and $55.4 million for the nine months ended January 25, 1997 and January 24, 1998, respectively. The decrease in net cash for the nine months ended January 25, 1997 consisted primarily of capital expenditures of $2.9 million which were partially offset by proceeds from minor asset sales. The decrease in net cash for the nine months ended January 24, 1998 resulted from the acquisition of Physical Electronics for $54.3 million, net of cash acquired, capital expenditures of $4.3 million, and offset by proceeds from asset sales of $3.4 million.

     Net cash provided by financing activities was $6.1 million and $81.4 million for the nine months ended January 25, 1997 and January 24, 1998, respectively. The increase in net cash for the nine months ended January 25, 1997 was the result of increased borrowings of $4.4 million under the previously existing senior credit agreement credit line and the reduction of restricted cash accounts of $1.4 million. The increase in cash for the nine months ended January 24, 1998 was substantially the result of the Rule 144A offering, consummated on August 8, 1997, which provided $163.3 million (net of expenses)of which $78.5 million was used to retire existing preferred stock and indebtedness.

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

                                        HIGH VOLTAGE ENGINEERING CORPORATION

Dated:   February 26, 1998              By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer