Form 10-Q/A
period 1998-01-24
HIGH VOLTAGE ENGINEERING CORP
filed 1998-03-18
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A



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

     The following unaudited pro forma financial data illustrates the estimated effects as if the acquisition of PHI and the Rule 144A offering had been completed as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization, depreciation, interest expense, and certain purchase accounting adjustments. The effects of certain nonrecurring charges to historical earnings, resulting from the transactions, have been reversed. The pro forma loss from operations before extraordinary item and the pro forma net loss applicable to the common stockholders, for the purpose of calculating pro forma loss per share, has been adjusted for pro forma preferred stock dividends of $1,061 and $1,029 and the accretion of redeemable preferred stock of $80 and $95 for the three months ended January 25, 1997 and January 24, 1998, respectively. The pro forma loss from operations before extraordinary item and the pro forma net loss applicable to the common stockholders, for the purpose of calculating pro forma loss per share, has been adjusted for pro forma preferred stock dividends of $3,183 and $3,183 and the accretion of redeemable preferred stock of $233 and $233 for the nine months ended January 25, 1997 and January 24, 1998, respectively.



                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 ------------------------   -------------------------
                                                 January 25,  January 24,   January 25,   January 24,
                                                    1997         1998          1997          1998
                                                 -----------  -----------   -----------   -----------
Net sales                                      $    56,955   $    60,911   $   168,746   $   188,140

Loss from operations before
  extraordinary item                                   (63)       (1,864)       (2,247)      (10,484)

Extraordinary item, net of income
  taxes                                                 --            --          (259)           --

Net loss applicable to common
  stockholders                                      (1,204)       (2,988)       (5,922)      (13,900)

Net income (loss) per common share:
    Operations                                 $ (1,204.00)  $ (2,759.00)  $ (5,663.00)  $(13,255.50)
    Extraordinary item                                  --            --       (259.00)           --
    Net income (loss) applicable
      to common stockholders                   $ (1,204.00)  $ (2,759.00)  $ (5,922.00)  $(13,255.50)
                                                ==========    ==========    ==========    ==========
Net income (loss) per common share -
  assuming dilution:
    Operations                                 $ (1,053.37)  $ (2,415.52)  $ (4,954.51)  $ (9,925.06)
    Extraordinary item                                  --            --       (226.60)           --
    Net income (loss) applicable
      to common stockholders                   $ (1,053.37)  $ (2,415.52)  $ (5,181.10)  $ (9,925.06)
                                                 ==========   ==========    ==========    ==========

Weighted average common stock outstanding            1,000         1,083         1,000         1,051
Weighted average common stock and dilutive
      equivalents outstanding                        1,143          1,237        1,143         1,201
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


     On February 17, 1998, in connection with a misinterpretation of certain provisions of the Indenture, the Company paid a cash dividend in the amount of $2.1 million to the holders of the Series A Preferred Stock pursuant to the terms thereof. This payment constituted a Restricted Payment that was at the time prohibited under the terms of the Indenture and thus constituted a default thereunder. On March 13, 1998, the Company obtained a waiver of this default.


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


     On February 17, 1998, in connection with a misinterpretation of certain provisions of the Indenture, the Company paid a cash dividend in the amount of $2.1 million to the holders of the Series A Preferred Stock pursuant to the terms thereof. This payment constituted a Restricted Payment that was at the time prohibited under the terms of the Indenture and thus constituted a default thereunder. On March 13, 1998, the Company obtained a waiver of this default.


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


                                        HIGH VOLTAGE ENGINEERING CORPORATION

Dated:   March 18, 1998                 By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer