Form 10-K
period 1998-04-25
HIGH VOLTAGE ENGINEERING CORP
filed 1998-07-24
CIK 47395

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 25, 1998

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From       to       .

                         COMMISSION FILE NUMBER 1-4737
                            ------------------------

                      HIGH VOLTAGE ENGINEERING CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                     MASSACHUSETTS                                               04-2035796
            (State or Other Jurisdiction of                                   (I.R.S. Employer
             Incorporation or Organization)                                 Identification No.)

              401 EDGEWATER PLACE, SUITE 680, WAKEFIELD, MA 01880
              (Address of Principal Executive Offices) (Zip Code)
               Registrant's telephone number, including area code
                                 (781) 224-1001
                         ------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: None

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          None                                                      None

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of July 21, 1998 was 1082.7429.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
                                                         PART I
    Item 1.       Business..................................................................................           1
    Item 2.       Properties................................................................................          16
    Item 3.       Legal Proceedings.........................................................................          16
    Item 4.       Submission of Matters to a Vote of Securitiy Holders......................................          17

                                                         PART II
    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................          17
    Item 6.       Selected Historical Consolidated Financial Data...........................................          18
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....          21
    Item 7A.      Quantative and Qualitative Disclosures About Market Risk..................................          28
    Item 8.       Financial Statements and Supplementary Data...............................................          28
    Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......          29

                                                        PART III
    Item 10.      Directors and Executive Officers of the Registrant........................................          29
    Item 11.      Executive Compensation....................................................................          31
    Item 12.      Security Ownership of Certain Beneficial Owners and Management............................          34
    Item 13.      Certain Relationships and Related Transactions............................................          35

                                                         PART IV
    Item 14.      Exhibits and Financial Statement Schedules................................................          37

                                    PART I.

ITEM 1.--BUSINESS

COMPANY OVERVIEW

    High Voltage Engineering Corporation (the "Company") owns and operates a diversified group of six middle market industrial manufacturing businesses. The Company was incorporated in Massachusetts in 1946 by Robert J. van de Graaff, a Massachusetts Institute of Technology professor of nuclear physics. In the 1970s, the Company began acquiring a diversified group of industrial manufacturing businesses. In 1988, the Company was acquired by Letitia Corporation, which is beneficially owned primarily by Laurence S. Levy, the Chairman of the Board, Chief Executive Officer, Vice President and a Director of the Company, and Clifford Press, the Deputy Chairman of the Board, President and a Director of the Company, and certain of their affiliates and family members. Since the Company's acquisition by Letitia Corporation, the Company has disposed of 13 non-core businesses and has made five acquisitions.

    The Company's businesses focus on designing and manufacturing high quality, applications-engineered products which are designed to address specific customer needs. The Company's products are sold to a broad range of domestic and foreign Original Equipment Manufacturers and end-users in a variety of industries including process automation, freshwater and wastewater treatment, petrochemicals, semiconductor fabrication, chemicals, construction, agriculture, materials handling, computers, telecommunications, medical equipment and for scientific and educational research. The diversified nature of the products sold and end-markets served by the Company's businesses limits the effect on the Company of operating performance fluctuations in any single operating unit and cyclical downturns within individual industries and end-markets, while the Company believes that its focus on middle market manufacturing enhances its growth prospects. As used in this filing, the terms "fiscal year 1994", "fiscal year 1995", "fiscal year 1996", "fiscal year 1997", "fiscal year 1998", and "fiscal year 1999" refer to the Company's fiscal years ended April 30, 1994, April 29, 1995, April 27, 1996 April 26, 1997, April 25, 1998, and April 24,
1999, respectively.

BUSINESS SEGMENT INFORMATION

    The Company's products and services are divided into six segments: High Power Conversion Products, Advanced Surface Analysis Instruments, High Performance Modular Power Connectors, Customized Monitoring Instrumentation, Disposable Customized Medical Grade Plastic Tubing and Other, consisting of particle accelerator systems. The principal products and services offered by the Company in the six industry segments are described in detail below (see "The Operating Units"). Financial information concerning the Company's industry segments is summarized in Note Q to the Consolidated Financial Statements included in Item 8, herein.

THE OPERATING UNITS

    The Company conducts its business through six independent operating units, Halmar Robicon Group, Inc. ("Robicon"), Physical Electronics, Inc. and subsidiaries ("PHI"), Datcon Instrument Company and subsidiaries ("Maxima Technologies"), Anderson Interconnect, Inc. ("APP"), Natvar and High Voltage Engineering Europa, B.V. ("HVE Europa"), each of which has its own management team and manufacturing facilities and maintains its own independent market identity. A discussion of the businesses conducted by each of the operating units follows.

ROBICON

    Robicon is a leading designer and manufacturer of high power conversion products, which are used to regulate electric power, reduce energy costs and improve process control in a wide variety of industrial applications. Products include variable frequency drives ("VFDs") for large electric motors and power control systems for other applications. These products are used in process automation, freshwater and wastewater treatment, oil and gas extraction and transportation, petrochemical processing, silicon processing, glass manufacturing, cement production and other general industrial applications. In general, Robicon's products are designed to provide engineered solutions to specific customer requirements by utilizing a combination of standard product platforms and options, with customized features. Robicon's growth strategy is to increase sales of existing product lines through focused global penetration of existing markets and entrance into select new end markets and to add products and services complementary to its existing product lines. The Company believes that Robicon is able to differentiate itself from its competitors through the use of proprietary technology, innovative product development, superior customer service, and the ability to offer applications-engineered solutions based on standard products. Robicon's headquarters are located in New Kensington, Pennsylvania, a facility opened in August, 1995. For fiscal year 1998, Robicon had net sales of $94.2 million, which represented 40.2% of the Company's consolidated net sales for such period.

    PRODUCTS

    According to an article in SCIENTIFIC AMERICAN (September 1990), industry sources estimate that motors consume 65% to 70% of all electricity used for industrial applications, or more than half of the electric power generated in the United States, at an annual cost of over $90 billion. In a single year, a typical large industrial motor typically consumes electricity that costs 10 to 20 times its total capital cost. Many machines driven by electric motors, particularly pumps and fans, need to vary their speed in response to changing process needs. Particularly in large motor applications, this is often done by operating the pump or fan at full power while "throttling" its output with a partly closed valve or damper, which is comparable to driving a car with the accelerator completely depressed and using the brake pedal to vary the car's speed. Operating the pump or fan at full power wastes tremendous amounts of electricity at significant cost and results in poor process control. A VFD is analogous to an electric dimmer switch which regulates the brightness of light in a lamp. VFDs regulate the amount of electricity supplied to electric motors as an alternative means of varying output. For example, when only half the flow from a pump is needed, the VFD supplies a reduced amount of electricity to the electric motor driving the pump. As a result, according to industry sources, electricity savings on motors using VFDs can range from 10% to 40%. Of particular importance to Robicon, which participates in the VFD market for large motors, is the estimate by industry sources that the largest 10% of the domestic motor population accounts for at least 80% of all motor energy consumption. Use of VFDs has been growing steadily, driven by the desire to achieve energy cost savings, the need to control large industrial processes more accurately and technological advances that have improved the cost and practicality of using VFDs in large motor applications.

    Historically, Robicon primarily manufactured low voltage (480 volts) VFDs for small and medium size electric motors (20 to 1,500 horsepower) for use in industrial applications such as commercial building climate control, incinerators and freshwater and wastewater treatment plants, and in other general industrial uses.

    Recently, Robicon introduced the Perfect Harmony-TM- series of medium voltage (2,300 to 7,200 volts) VFDs for large electric motors (400 to 15,000 horsepower). Heavy industrial processes such as freshwater and wastewater treatment, oil and gas extraction and transportation, petrochemical processing, and cement production, utilize large electric motors that require high levels of power to drive pumps and fans. An undesirable byproduct of using medium voltage VFDs on a large electric motor is the creation of harmonic distortion which causes stress and fatigue to the electric motor and shortens its useful life, as well as current and voltage fluctuations which may result in damage to other equipment on the power grid. Most VFDs also place greater demands on a power grid than the actual power consumed by the motor, an occurrence referred to as reduced power factor, which can result in assessments of penalty charges against the user by the local utility. Perfect Harmony, Robicon's patented technology for medium voltage VFDs, virtually eliminates harmonic distortion and poor power factor in large electric motors and as a result has significantly expanded the market for medium voltage VFDs. The Company believes that Perfect Harmony is the leading technology for reducing harmonic distortion and improving power factor in medium voltage VFD applications and that this technology complements Robicon's applications expertise and long-term customer relationships. Perfect Harmony drives can be installed on virtually any large electric motor without costly modifications and can be customized using a standard set of options. Robicon has recently expanded its Perfect Harmony series to include synchronous transfer, a feature that allows a single VFD to regulate multiple motors sequentially. These VFDs are currently targeted at new end users in the oil and gas pipeline markets. Introduced in November 1994, Perfect Harmony medium voltage VFDs accounted for approximately $37.7 million of Robicon's net sales for fiscal year 1998, or approximately 40% of Robicon's total net sales for such period.

    While VFDs regulate electricity for motors, power control systems regulate electric power for other applications. Typical applications for Robicon's power control systems include: (i) power supplies for high-power melting applications, such as glass and fiberglass furnaces and plasma arc torches used in steel mills and smelters; (ii) power supplies for polysilicon extraction and silicon crystal growing for use in the semiconductor industry; and (iii) power supplies for plasma generators used in sputtering equipment for coating the surface of glass or plastics. Power control systems are critical to process control and reducing overall energy costs in these applications. Robicon's power control systems incorporate patented technology that virtually eliminates harmonic distortion and "flicker."

    MARKETS AND CUSTOMERS

    Robicon markets and sells VFDs primarily in North America and Southeast Asia with an expanding presence in Europe, South America and the Middle East. The market for VFDs is comprised primarily of two customer segments: industrial and municipal. The industrial market for VFDs is comprised of large power users such as metals smelting plants, cement plants, pulp and paper mills, chemical processing plants and power generation facilities. Robicon's industrial customers include Amoco, Exxon, Interprovincial Pipeline, Lafarge, Mead Paper, Medusa Cement, Petrobras and Yaskawa Electric. The municipal market for VFDs is comprised primarily of municipalities which operate freshwater and wastewater treatment facilities.

    Customers for Robicon's power control systems include OEMs such as British Oxygen (Airco), Kayex and Wheelabrator and end-users such as Advanced Silicon Materials, Geneva Steel and Owens-Corning. Demand for power control systems is driven by the construction of new, or the upgrading of existing, steel mills or smelting facilities, semiconductor fabrication facilities, glass and fiberglass furnaces and other large electrical process manufacturing facilities. Because of the long lead time required to design, permit and build such facilities, demand for power systems does not necessarily correlate to general economic cycles.

    SALES AND MARKETING

    Robicon's VFDs and power control systems are sold through Robicon's direct sales force and by independent manufacturers' representatives. Robicon targets large industrial users in select markets and segments and specifying engineers in both industrial and commercial projects. Bids for large municipal VFD contracts are typically conducted through a "request for proposal" process and handled by Robicon's independent manufacturers' representatives. In addition to direct sales efforts in the United States, Robicon has sales offices in Edmonton, Alberta; Shanghai, China; and London, England.

    COMPETITION

    Robicon's principal competitor in the VFD market is Rockwell Automation (Allen-Bradley). Other competitors include divisions of multinational corporations such as Ansaldo, Asea Brown Boveri ("ABB"),

Eaton (Cutler Hammer), Toshiba and Siemens. Robicon's major competitors in the power control systems market include multinational corporations such as ABB and Siemens, and several niche engineering firms such as InverPower, Rapid Technology and Spang & Company. As with VFDs, power systems are often produced by divisions of large multinational corporations that may offer a broader product range than that of Robicon.

PHI

    PHI is a leading designer and manufacturer of advanced surface analysis instruments and components used to determine the elemental and/or chemical composition of materials found on or near the surface of a sample. Advanced surface analysis instruments are used in commercial applications in central support laboratories and at or near the production line in the semiconductor fabrication, computer peripherals, chemicals, aerospace, metals, polymer, automotive and biomaterials industries, among others, for product and process development, process control, defect review and failure analysis. Advanced surface analysis instruments are also used for materials science research by universities and government institutions. PHI is also a leading supplier of ultrahigh vacuum ion pumps and controls required for highly accurate surface analysis and for other applications. PHI's headquarters are located in Eden Prairie, Minnesota. For fiscal year 1998, PHI had net sales of $50.5 million, which represented 21.6% of the Company's consolidated net sales for such period.

    PHI's growth strategy is to increase sales of its products through identification of new applications for its existing products, increased penetration of international markets, enhancements in the technological capability of its instruments, development of application-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company believes that PHI differentiates itself from its competitors through its patented and proprietary technology, expertise in the manufacture of instruments incorporating ultrahigh vacuum technology, superior customer service, support and training and a reputation for product quality, ease of operation and reliability.

    PRODUCTS

    PHI's products include Auger Electron Spectroscopy ("Auger"), Electron Spectroscopy for Chemical Analysis ("ESCA"), Time-of-Flight Secondary Ion Mass Spectrometry ("TOF-SIMS") and Dynamic Secondary Ion Mass Spectrometry ("Dynamic SIMS") instruments. Under ultrahigh vacuum conditions, PHI's surface analysis instruments direct a particle beam at the surface of a solid under investigation, causing the emission of particles from the specimen that may be analyzed to determine the elemental and/ or chemical composition of the sample surface. Highly sophisticated software, customized for each of PHI's surface analysis instruments, interprets data received from the instrument's analyzer and creates images that show the distribution of elements or molecules on a surface. Graphical and numerical data may also be obtained. In addition, by removing and analyzing successive layers of material each surface analysis instrument is capable of generating a depth profile, which indicates how elemental and/or chemical composition varies throughout the thickness of a sample.

    PHI's Auger surface analysis instruments direct a highly focused continuous electron beam onto a sample, which causes high energy "Auger electrons" to be emitted from the sample surface. Because the energy level of such Auger electrons is unique to the element from which they were emitted, it may be measured to identify the elements present on the surface. Auger offers the highest spatial resolution of all of PHI's surface analysis instruments, providing high definition images of the distribution of elements on a microscopic region of a surface. In general, Auger may be used to examine inorganic samples that are electrically conductive, such as semiconductors and metals. While PHI's Auger instruments are well-suited to a variety of applications, they are primarily used in the semiconductor industry for process development, process control, defect review and failure analysis. For example, PHI's Auger instruments are used to create high resolution images showing the location of elements on a selected region of a semiconductor wafer. The Company believes that, because of its high resolution capabilities, Auger will be of increasing significance in semiconductor fabrication as the dimensions of semiconductor devices are reduced. Auger also offers high elemental sensitivity, enabling the identification of impurities in or on semiconductor devices which may affect production yields in semiconductor fabrication. PHI's 680 Auger instrument is primarily used in central support laboratories to analyze materials in a variety of industries, including the semiconductor, aerospace, computer peripherals, metals and automotive industries. PHI's introduction in 1994 of the SMART-200, an Auger surface analysis instrument which has the ability to analyze every point on an 8-inch semiconductor wafer, enabled PHI to expand the market for its Auger instruments within the semiconductor industry. Another typical application of PHI's Auger instruments is the analysis of corrosion of the read/write heads of computer hard drives.

    PHI's ESCA surface analysis instruments direct a continuous x-ray beam onto a sample, which causes "photoelectrons" to be emitted from the sample surface. Because the energy level of such photoelectrons is unique to the element or arrangement of atoms from which they were emitted, it may be measured to identify the elements and/or determine the chemical composition of molecules on the surface. ESCA may be used to analyze a wide variety of materials, including both conductive and non-conductive solids, and provides both elemental and chemical data, although with lower spatial resolution than Auger. While PHI's ESCA instruments are well-suited to a variety of applications, they are primarily used by PHI's customers for the analysis of polymers, semiconductors, chemicals, computer peripherals, biomaterials and automotive components. Typical applications include the development and optimization of chemical processing for etching semiconductor wafers, the application of thin polymer films on bulk materials, such as polymer coatings on aluminum cans, anti-corrosion coatings on metal surfaces and non-stick coatings for kitchen utensils, as well as the analysis of multi-layered paint. PHI's ESCA product line currently includes the 5800 as its standard model and the Quantum 2000 Scanning ESCA-TM-, which offers enhanced resolution and operation on a fully-automated "turn-key" basis.

    PHI's TOF-SIMS surface analysis instruments direct short, intermittent bursts of charged atoms or molecules called "ions" onto a sample, which causes other ions to be emitted from the sample surface. These emitted ions traverse a long flight path, with the time required for an ion to reach the analyzer (the "time of flight") being directly related to its mass. Because the mass of such ions is unique to the material from which they were emitted, it may be measured to identify the elements or molecules present. The "time of flight" method of determining the mass of the emitted ions is highly precise and can be used to accurately identify both the elemental and chemical composition of a surface. In addition, TOF-SIMS is the best-suited of PHI's instruments to the detection of very large molecules, such as those found in plastics and biomaterials, and PHI's TOF-SIMS instruments can detect trace impurities in a sample at levels of one part per million. PHI's TOF-SIMS products are used in a variety of applications including the semiconductor industry for quality control and process development, primarily in central support laboratories. For example, PHI's TOF-SIMS instruments are capable of detecting contamination on semiconductor devices, including photoresist used in semiconductor device manufacturing, which may affect production yields. PHI's TOF-SIMS products are also sold for use in a variety other industries, including polymers, computer peripherals and biomaterials. Applications include the process development of the application of thin films on printer paper and lubricants on computer hard disks. In 1994, PHI introduced the TRIFT II, a TOF-SIMS instrument which may be configured to analyze every point on an 8-inch semiconductor wafer.

    PHI's Dynamic SIMS surface analysis instruments direct a highly focused continuous beam of ions onto a sample, which causes other ions to be emitted from the sample surface. Because the mass of such ions is unique to the material from which they were emitted, it may be measured to identify the elements present. In general, Dynamic SIMS is used to examine inorganic samples. PHI's Dynamic SIMS instruments are capable of detecting trace impurities with a sensitivity of greater than one part per billion, although without the chemical sensitivity of PHI's TOF-SIMS instruments. While PHI's Dynamic SIMS instruments are well-suited to a variety of applications, they are predominantly used in central support laboratories in the semiconductor industry for process control to monitor the precise elemental composition of semiconductor devices and in quality control to identify contaminants that may affect yields in semiconductor fabrication. Because the ion beam in PHI's Dynamic SIMS instruments removes the surface layer of a material under investigation, depth profiles are generated as a result of the operation of the instrument. This is in contrast to PHI's other surface analysis instruments in which an additional ion beam is required to remove successive layers of material. The 6650 Dynamic SIMS is PHI's standard model. In 1997, PHI introduced the 6800 Dynamic SIMS instrument, which has the ability to analyze every point on an 8-inch semiconductor wafer. All of PHI's Dynamic SIMS surface analysis instruments are designed for ease of use and rapid sample change for efficiency of sample analysis in industrial applications.

    MARKETS AND CUSTOMERS

    PHI markets and sells its surface analysis instruments worldwide, with Japan representing its largest market and North America its second largest market. The Company believes that demand for advanced surface analysis instruments will increase most rapidly in Asia and the Pacific Rim region over the next several years due primarily to an increased level of semiconductor fabrication facility construction in those regions.

    Historically, customers have operated PHI's surface analysis instruments primarily in industrial central support laboratories to conduct research and development, pre-production testing of pilot processes, materials characterization and process control and verification, typically where understanding the elemental and/or chemical composition of a material's surface is critical to product or process development. In addition, the Company believes that production support applications, such as failure analysis, defect review and quality control, represent an important growth area, particularly in semiconductor fabrication. PHI's surface analysis instruments are also used by universities and government institutions for materials science research.

    Due to the diversity of applications for PHI's surface analysis instruments, PHI is not dependent on sales to customers in any single industry. PHI's products are suitable for a wide variety of applications without the need for customization or modification. This versatility of function permits PHI to respond quickly to changes in the marketplace that favor new technologies or demonstrate new applications. In addition, PHI has the ability to tailor each surface analysis instrument to specific applications through changes in hardware configuration, software customization and varying degrees of automation of operation in response to industry-specific demands or customer requirements.

    PHI's customer base is principally comprised of industrial laboratories, OEMs and research facilities, including those associated with universities and government institutions. Demand for PHI's products is driven by the need for precise chemical and/or elemental analysis of materials. Some of PHI's customers include Advanced Micro Devices, Alcoa, DuPont, Hewlett-Packard, IBM, Matsushita, Motorola, Nippon Steel, Samsung, Seagate, Siemens, Texas Instruments, Toshiba and numerous universities and government institutions worldwide. PHI seeks to cultivate long-term relationships with its various customers through the continuous provision of post-sale technical support and on-site training of new users of PHI's installed base of surface analysis instruments.

    SALES AND MARKETING

    PHI markets its products domestically and internationally on the basis of product performance and quality, availability and quality of after-sales support, and industry reputation in the manufacture of advanced surface analysis instruments. The significant cost of surface analysis instruments (ranging from approximately $250,000 to $1.5 million) leads to careful consideration among potential purchasers not only of product reliability and performance, but also availability and quality of technical support and training, factors which the Company believes favor PHI and enable it to realize a pricing premium over competitors' comparable products.

    PHI's experienced and technically-oriented sales force is organized geographically and consists of teams responsible for North America, Japan, the Pacific Rim region and Europe. Technical service personnel (most of whom are scientists and engineers) are decentralized within each region and strategically situated in close proximity to major customers. PHI presently has a 50% interest in a joint venture with ULVAC, a Japanese company, which resells and services PHI's surface analysis instruments in the Japanese market This joint venture (ULVAC-PHI) has enabled PHI to successfully sell products into Japan, currently the largest market for advanced surface analysis instruments. In addition, PHI provides surface analysis services on a contract basis in its analytical laboratories located in the United States and Japan. Such services often serve as an effective means of demonstrating the capabilities of PHI's surface analysis instruments to customers who may then consider purchasing an instrument.

    COMPETITION

    Competition in the surface analysis market is highly concentrated. The only broad line competitors in the markets served by PHI's products are Cameca and VG Scientific (Thermo Electron). The Company believes that PHI has leading market shares in the Auger, ESCA and TOF-SIMS and that PHI has the second largest market share in Dynamic SIMS. In Auger, PHI's primary competitors are VG Scientific and JEOL (Nihon Densi). In ESCA, PHI's primary competitors are Kratos Analytical (Shimadzu) and VG Scientific. In TOF-SIMS, PHI's primary competitor is ION-TOF, which is partially-owned by and markets its products through Cameca. In Dynamic SIMS, PHI's primary competitor is Cameca. The Company believes that the technical expertise required for the design, production and support of instruments incorporating ultrahigh vacuum technology is a significant barrier to entry to potential competitors.

MAXIMA TECHNOLOGIES (DATCON/STEWART WARNER)

    On March 19, 1998, Datcon acquired, directly or indirectly, all of the capital stock of Stewart Warner Instrument Corporation ("Stewart Warner"), for an aggregate consideration of $24.7 million in cash (the "Stewart Warner Acquisition"). The operations of Stewart Warner have been combined with those of Datcon and its wholly owned subsidiary Industrias Jorda S.L. ("Jorda") to form Maxima Technologies. The Company believes that the combined entity is a leading designer, manufacturer and distributor of customized monitoring instrumentation for heavy duty and off-highway vehicles and equipment.

    DATCON INSTRUMENT COMPANY. Datcon together with its wholly owned subsidiary, Jorda, designs and manufactures customized monitoring instrumentation for heavy duty and off-highway vehicles. Datcon's products include instrument clusters, speedometers, tachometers and fuel, temperature and pressure gauges which are used in construction equipment, agricultural machinery, materials handling equipment, generator and compressor engines, and marine products. Jorda, based in Barcelona, Spain, was acquired by the Company in March 1995, and is a leading manufacturer of instrument clusters for farm tractors in Europe. Datcon's headquarters are located in Lancaster, Pennsylvania. For fiscal year 1998, Datcon had net sales of $34.9 million (excluding sales of Stewart Warner), which represented 14.9% of the Company's consolidated net sales for such period.

    A principal element of Datcon's strategy is to provide its customers a broad line of "mass customized" products in the niche market for monitoring instrumentation for heavy duty and off-highway vehicles. Mass customization involves several steps, from manufacturing instrumentation to a customer's specific tolerances to incorporating the customer's logo and design profile in the product. In order to mass customize products profitably, a manufacturer must be able to meet short lead times and operate short production runs, both areas in which Datcon has significant expertise. Datcon seeks to increase its market share by introducing complementary new products that leverage its applications expertise. Datcon has designed many innovative products capable of performing accurately under the harsh conditions that are endemic to the construction, agriculture and mining industries, including high vibration, extreme temperature, exposure to ultra-violet light and humidity, which can cause fogging.

    PRODUCTS

    The Company believes that Datcon has one of the broadest lines of mass customized monitoring instrumentation for heavy duty and off-highway vehicles. Datcon's line of gauges and meters includes electrical instruments such as speedometers, tachometers, fuel, temperature and pressure gauges and hour meters in a variety of styles. Datcon offers its customers integrated monitoring instrumentation packages comprised of gauges and/or senders or sensors. Sensors and senders are devices that collect information at its source and relay it to gauges and meters. Sensors are generally more technologically sophisticated than senders and are used where the provision of precise measurement is cost-justified. Datcon also manufactures and sells instrument clusters, which are distinct from stand-alone vehicle monitoring instrumentation as they combine multiple instruments in a single package with one set of electronics. Datcon believes that its ability to offer its customers instrument clusters, through the acquisition of Jorda, has enhanced its market position. In furtherance of its strategy to increase market share through the introduction of innovative products, Datcon has introduced several products including: (i) the IllumaSeal-TM- line of heavy duty instruments that deliver no-fog, waterproof performance and high levels of night visibility; (ii) the Smart Instrument-TM-line of instruments that provide visual indication of operational problems and can offer such feature enhancements on a simple plug-in replacement basis to existing vehicle designs; (iii) the Illuma Deluxe-TM- line of field-programmable speedometers and tachometers which enable customers to custom-calibrate these new microprocessor controlled instruments to match individual vehicle specifications; and (iv) the Intellisensor series of fuel measurement systems which allow for electronic measurement of fluid levels through the use of solid state technology, thereby eliminating moving parts and increasing accuracy and durability.

    MARKETS AND CUSTOMERS

    Datcon sells its products in 40 countries worldwide. Approximately 75% of Datcon's product sales are to OEM markets (including OEM after market sales) to a diverse group of customers. Datcon has multi-year relationships with some of the largest OEMs in its markets including Caterpillar, Cummins Engine, Harley-Davidson, Case, Landini, Massey Ferguson, SAME and Toro. The remaining 25% of Datcon's products are sold through third-party distributors under the Datcon-Registered Trademark- and AST-TM- brand names to other OEM customers and to the after market. Datcon believes that it has developed significant customer loyalty by consistently providing high quality products and exceptional service. The acquisition of Jorda has provided Datcon with direct access to additional European customers and an immediate presence in the European instrument cluster market.

    SALES AND MARKETING

    Datcon's products are sold through direct sales representatives in the United States and Europe, as well as by manufacturers' sales agents in regions where sales volume does not necessitate the assignment of a direct representative. In addition, Datcon is represented by a worldwide network of authorized distributors that carry Datcon products in inventory.

    COMPETITION

    The market for monitoring instrumentation for heavy duty and off-highway vehicles is highly fragmented. The U.S. Gauge/Dixson division of AMETEK, a diversified manufacturer, is the largest competitor in the industry. Other competitors are Beede, Frank W. Murphy Manufacturing, Hobbs, Joseph Pollack (Stoneridge), Kysor/Medallion (Kuhlman) and Teleflex. The Company believes that Datcon's largest competitor in Europe is VDO, a subsidiary of Mannesman.

    STEWART WARNER. Stewart Warner is a manufacturer and marketer of a broad range of gauges, senders, sensors, switches, lamps and other accessories that are sold to both the OEM and aftermarket segments in specialty applications, including the heavy duty truck, agricultural, bus, emergency equipment, marine, government and performance automotive hobby markets. Stewart Warner products are characterized by strong brand name recognition and a reputation within the industry for quality. For fiscal year 1998, Stewart Warner Instrument Corporation had net sales of $3.1 million, which represented 1.3% of the Company's consolidated net sales for such period.

    Stewart Warner maintains three separate operating facilities: a Des Plaines, Illinois headquarters which houses its new product design and engineering and sales and marketing groups, and a twin-plant "Maquiladora Program" comprised of a 20,000 square foot warehouse in El Paso, Texas and a 75,000 square foot manufacturing facility in Juarez, Mexico which employs approximately 400 people.

    PRODUCTS

    Like Datcon, Stewart Warner currently markets its instruments as individual units or as "engineered systems" incorporating groups of instruments which are integrated into a vehicle's electrical system or onto a stand-alone industrial engine. More sophisticated product offerings of Stewart Warner include instrument "clusters" or "panels" which combine several instruments into one mechanism designated to fit into a specified space in the dashboard or control panel of an OEM's product. Clusters and panels are offered in either a conventional or advanced technology configuration, the latter incorporating solid state electronics with the option of microprocessor control.

    Stewart Warner currently has several products in production which utilize "SAE Data Bus" technology, a state-of-the-art microprocessor driven communications network which carries information concerning the operating parameters of engines, braking systems, etc. to the vehicle's driver through a system of gauges and digital displays or warning lights. Like Datcon, Stewart Warner has employed a strategy of "mass customization" which involves several steps, from manufacturing instrumentation and instrument packages to specific customer requirements (including customer-specified functions) to incorporating the customer's logo and design profile into the product. This strategy is attractive to OEMs because it offers a product designed to fit within a specific place in the OEM's product and provides the look of a customized product without the significant investment previously required for such customization. Like Datcon, Stewart Warner has designed its production processes to be capable of meeting the short lead times and operating the short production runs required to be successful in its marketplace.

    While many of Stewart Warner's products overlap with those sold by Datcon or Jorda in certain markets, each company's products are be differentiated on the basis of appearance, application, features offered and, in some cases, price, with certain of the products of Stewart Warner having generally higher prices than those of Datcon in the aftermarket segment. Stewart Warner also distributes forward lamps and fuel pumps, which Datcon does not currently manufacture or distribute.

    Since 1992, all of Stewart Warner's products have been manufactured at Stewart Warner's "Maquiladora" facility located in Juarez, Mexico, and distributed from Stewart Warner's warehouse located in El Paso, Texas (the sister city to Juarez). This production plan permits Stewart Warner to cost-effectively manufacture products requiring significant labor content due to the advantageous labor costs. All of Stewart Warner's operations (including its Mexican manufacturing operations) are ISO 9001 certified and recently received QS-9000 certification.

    In addition to its own products, Stewart Warner markets and distributes products of other manufacturers, such as Hobbs hourmeters, that supplement its own products.

    MARKETS AND CUSTOMERS

    Stewart Warner's products are sold to both the OEM and aftermarket segments for many specialty applications, including heavy truck, bus, emergency equipment, agricultural and construction equipment, marine, government and performance automotive markets, with North America representing its largest market.

    Stewart Warner's major OEM customers include Case, Caterpillar, Freightliner, Hyundai, John Deere, Komatsu, MCI Bus and New Holland. Stewart Warner intends to continue to leverage the breadth of its product line, its reputation for product quality, the competitive pricing it is able to provide as a result of its Maquiladora Program and its strong relationships with many OEMs to continue to increase its share of the OEM market. OEM products typically require significant product engineering, design and customization which can include lead times of six to 18 months to develop an appropriate gauge or display and then a five to 15 year model production cycle. In general, these relationships are characterized by exclusive contracts for specific parts, closely tied to plant production schedules and requiring "just in time" delivery.

    Stewart Warner supplies its aftermarket customers, including wholesalers, specialty distributors, repair shops and parts suppliers (such as CarQuest and NAPA) with products that are used to replace defective instruments or to upgrade the sophistication and appearance of an existing functional product. Product life cycles in the aftermarket can be extremely long, with many current Stewart Warner products replacing products installed thirty years earlier. Stewart Warner's customer base includes over 300 active accounts, ranging from small shops to large chain stores and OEMs.

    SALES AND MARKETING

    To date, Stewart Warner's marketing efforts have been primarily focused on North America, primarily the United States and, to a lesser extent, Canada and Mexico. Stewart Warner uses a combination of direct sales personnel and manufacturer representatives in both the OEM and aftermarket applications. Most major OEM sales functions are performed by a technically skilled factory sales force that coordinates with product managers in Stewart Warner's Des Plaines facility to provide engineering support. Domestic aftermarket sales are handled by more than 150 sales representatives nationwide. International sales functions are performed by a combination of manufacturers' representatives and factory direct sales staff.

    COMPETITION

    Stewart Warner faces competition from both OEM and, to a lesser extent, aftermarket manufacturers. Stewart Warner's primary competitors in the high volume OEM market are the U.S. Gauge/Dixson division of AMETEK and Joseph Pollak (Stoneridge). Other current competitors include ISSPRO, Kysor/ Medallion (Kuhlman) and Teleflex and VDO, a subsidiary of Mannesman.

APP (ANDERSON)

    APP is a leading designer and manufacturer of high performance modular power connectors for use in high current, quick connect/ disconnect applications. Current markets include Uninterruptible Power Supply (UPS), Telecom, Datacom, Electric-powered vehicles, and Office Panel Electrification. APP specializes in modular connectors and housings that are designed to provide application specific solutions for power distribution and power management challenges. APP is focused on increasing our penetration of the high growth Telecom and Datacom markets by targeting new application requirements of the key accounts which lend themselves to a broad base of customers. In addition, APP will continue to search for new opportunities for its rugged, industry standard connectors which were designed and patented by APP. APP headquarters are located in Sterling, Massachusetts. For fiscal year 1998, APP had net sales of $25.2 million, which represented 10.8% of the Company's consolidated net sales for such period.

    PRODUCTS

    Power connectors allow for the transmission of electric current to provide distributed power within a device or system. APP focuses on the niche market for wire-to-wire and wire-to-board, high current, quick disconnect electric power connectors. APP's modular disconnect power connectors, in contrast to lugs and terminal blocks, allow for easy and repeated disconnection and reconnection to the power source without the requirement to power-down a system (hot plug-able/hot swap-able). APP manufactures a broad range of both applications custom and standard power connectors. APP connectors utilize a flat interlock contact design. These contacts are supplied in a variety of housings and a wide range of cable and Amperage sizes in two product families. The SB-Registered Trademark- series consists of two contacts, spring-mounted in a genderless plastic housing design for easy connection and disconnection. The Powerpole-Registered Trademark- series consists of a single contact, mounted in a modular, genderless housing which can be assembled with other connectors in any configuration or quantity, offering customers wide flexibility in customized connector packages at reasonable cost for low and high volume applications.

    APP differentiates its power connectors from those of its competitors by focusing on applications that require unique, engineered solutions. As an example, APP designed a special power connector for electric golf carts manufactured by E-Z-GO (Textron). This "smart" design disables the electric drive control while the cart is being recharged, thereby eliminating the possibility of inadvertent drive-aways while the cart remains connected to the charging stand. APP also specializes in uncovering new applications for its standard power connectors. As an example, APP successfully applied its existing power connector technology to the rapidly growing market for uninterruptible power supply products.

    MARKETS AND CUSTOMERS

    APP's connectors are primarily used in OEM applications that require high current capacity, high reliability and ease of installation, as well as blind-mate, hot plug-able and quick disconnect capabilities. Typical applications include: (i) electric-powered vehicles (including forklifts, golf carts, wheelchairs, etc.) (ii) uninterruptible power supply (UPS) products and other peripherals; (iii) telecommunications; (iv) data communications; and (v) office panel electrification. APP's products are purchased both directly by OEMs and indirectly through distributors.

    A majority of APP's sales are derived from products which are incorporated into the design of an OEM's product. Therefore, APP focuses its sales and marketing efforts on OEMs and engineers work directly with an OEM's in-house product development team during the design phase to facilitate the engineering of an effective interconnect solution. Frequently, this collaborative effort results in a design for which APP is designated by the OEM as a sole source supplier through the life of the program. APP believes that OEMs choose APP's power connector products in large part due to its reputation for innovative and customized solutions, ability to quickly design products and create prototypes, and its long-term customer relationships. APP's product design and prototyping capabilities were recently enhanced by the addition in fiscal year 1997 of a technical center located in Leominster, Massachusetts which was established specifically for such purposes. The technical center also houses APP's tool company which designs and builds molds to allow quick cycle times from concept to production.

    APP's current customer base includes industry leaders Ericsson, Lucent, Motorola, E-Z-GO (Textron), Hyster-Yale, American Power Conversion (APC) and Yuasa-Exide.

    SALES AND MARKETING

    APP markets and sells the majority of its products under the Anderson Power Products-Registered Trademark- name primarily in North America, Europe, Japan and the Pacific Rim region both through an in-house direct sales force and through a global third-party network of manufacturers' representatives, stocking agents and authorized distributors. APP's products are generally purchased directly by OEMs and by distributors for resale to OEMs and the after market.

    COMPETITION

    The connector market served by APP is highly fragmented, although the Company believes that the segment in which APP participates is less fragmented than the overall connector market. APP's principal competitors in its niche markets include Hypertronics, Multi-Contact, SMH, ODU, and Positronics Industries. In addition, AMP and Molex produce low power connectors for certain applications which compete directly with APP products. AMP and Molex are beginning to recognize the trend toward higher power and are expected compete with APP in additional areas in the near future.

NATVAR

    Natvar is a manufacturer of disposable customized medical grade plastic tubing used primarily in medical devices and for less-invasive surgical procedures. Medical grade tubing is made from PVC, polyethylene, polyurethane and radiopaque resin compounds extruded in conformity with customer requirements and tolerances. The Company believes that Natvar differentiates itself from other medical grade plastic tubing manufacturers by selling products customized on a highly accurate basis to medical device manufacturers' exacting standards. Natvar also produces electrical tubing and sleeving used to protect multiple insulated wires. The electrical tubing product is UL recognized and CSA certified. Natvar's headquarters are located in Clayton, North Carolina, with an additional facility located in Lakewood, Colorado. For fiscal year 1998, Natvar had net sales of $16.5 million, which represented 7.0% of the Company's consolidated net sales for such period.

    PRODUCTS

    Natvar manufactures a variety of disposable customized medical grade plastic tubing products. These products are primarily incorporated in single use, disposable products used in medical devices and for less-invasive surgical procedures as opposed to products used in administering long-term patient care. Specialty medical grade tubing products include: (i) co-extruded combinations of PVC and polyethylene used for administering unstable solutions such as nitroglycerin, insulin and chemotherapy drugs; (ii) profile extrusion tubing used as connectors to medical devices; (iii) transition tubing with specially designed bubble spaces that reduce platelet damage during blood hemolysis; (iv) heat exchanger coils used during cardioplegia procedures when warming or cooling of blood is required; and (v) anesthesia monitoring lines. Custom medical grade tubing can also be solvent bonded into paratubing or thermal bonded which allows for multiple fluids to be infused or removed without the need for separate lines. Natvar has developed proprietary products such as Natvar 151 tubing, a bonded tri-layer tubing which does not react with drugs being administered, and thereby combines the low cost of PVC with the inert properties of more expensive materials such as silicone. Natvar also manufactures precision medical and surgical tubing, which is designed for less-invasive surgical procedures involving the use of products such as catheters, dilators and arthroscopic applicators. Natvar manufactures electrical tubing and sleeving for the secondary electrical insulation market for use in a variety of applications, including low voltage electric motors, instrument wiring, electric heater elements, wire harnesses and cable assemblies. Electrical tubing differs from standard primary wire insulation in that it provides a secondary layer of protection for an insulated wire. Electrical tubing is made of PVC and various urethanes. Natvar's sleeving product is an expandable monofilament which is used to protect critical components in aircraft engines.

    MARKETS AND CUSTOMERS

    Substantially all of Natvar's customers for disposable customized medical grade plastic tubing products are medical equipment OEMs. Typically, manufacturing specifications for such tubing are established by the customer in advance of placing the order. Although many medical device companies utilize Natvar's products, each requires slight variances in hardness, tint level, plasticity and thickness. All of these customer specifications must be approved by the Food and Drug Administration (the "FDA") prior to sale. OEMs closely monitor their suppliers to ensure that tubing is being produced within FDA-approved specifications, and have lengthy qualification procedures for new products to assure compliance. As a consequence of this level of oversight, medical equipment manufacturers tend to maintain only a limited number of customized medical grade tubing suppliers. Natvar's major customers include COBE Laboratories, Haemonetics, Medtronics and 3M Healthcare. Unlike customized medical grade tubing, the majority of electrical tubing sales are made through distributors, while the balance is made to OEMs. Products are sold primarily on the basis of price and performance considerations. Electrical tubing and sleeving is sold for use in motors and appliances as well as applications in the automotive and aerospace industries.

    SALES AND MARKETING

    All of Natvar's products are sold primarily by a direct sales force to customers located primarily in the United States. Natvar maintains a performance guarantee and marketing campaign for its customized medical grade tubing products that guarantees that its products will be shipped on the date quoted to the customer or the product and shipping is provided free to the customer. Since the introduction of this policy, known as "On Time or On Us", Natvar has consistently met this performance guarantee.

    COMPETITION

    Competitors in the disposable customized medical grade plastic tubing market are typically small, private companies, such as Kelcourt, Pexco and Sunlite, and divisions of larger companies, including Norton and Plastron. Major competitors in the electrical tubing and sleeving market include Bentley-Harris and Suflex.

HVE EUROPA

    HVE Europa is a leading designer and manufacturer of particle accelerator systems used in scientific, educational and industrial research. HVE Europa's products are used primarily for materials science, semiconductor research and "carbon dating." HVE Europa's headquarters are located in Amersfoort, The Netherlands. For fiscal year 1998, HVE Europa had net sales of $10.0 million, which represented 4.3% of the Company's consolidated net sales for such period.

    In addition to focusing on its core research markets, HVE Europa has begun to pursue a strategy of identifying new markets for its existing products. In furtherance of this strategy, HVE Europa has developed and begun to market a new ion accelerator subsystem to a launch customer in the industrial ion implantation market which supplies complete systems to semiconductor manufacturers. In addition, HVE Europa is currently assessing the feasibility of adapting its carbon dating systems for biomedical and biochemical applications.

    PRODUCTS

    HVE Europa's products include ion accelerator systems, research ion implanters, accelerator mass spectrometer systems and component parts such as accelerator tubes. In a particle accelerator, ions are accelerated to a high velocity under the influence of a strong electrical field and then fired into the material to modify its properties and/or analyze its structure. Accelerator mass spectrometer systems are specialized ion accelerator systems used for carbon dating materials.

    MARKETS AND CUSTOMERS

    Historically, demand for HVE Europa's products was driven by nuclear physics research. However, since the end of the Cold War, HVE Europa's products have been sold for various applications in materials science, including semiconductor research. Other applications include ratio spectrometry in archaeology, oceanography, geosciences, materials science and biochemistry. Accelerator mass spectrometer systems are used by universities and research institutes for carbon dating in the fields of archaeology, oceanography and geosciences. The demand for particle accelerator systems has historically been tied to the construction of new or expanded research facilities, which for educational institutions is mainly dependent upon grants and fund raising.

    SALES AND MARKETING

    HVE Europa's products are sold worldwide by its direct sales force. Due to the complex, custom-built nature of HVE Europa's particle accelerators, frequent and extensive interaction is required between HVE Europa and the customer. HVE Europa presents technical papers at, and participates in, scientific conferences, advertises in scientific periodicals and distributes product literature and information on new developments to its existing customers.

    COMPETITION

    Competition in HVE Europa's market is highly concentrated. HVE Europa's sales in the particle accelerator market are often bid competitively against National Electrostatics Corporation, a privately-held U.S. manufacturer. HVE Europa's primary competitor in Japan is Nissin High Voltage.

BACKLOG

    The Company's backlog was as follows as of the dates indicated (dollars in thousands):

                                               APRIL 27, 1996                APRIL 26, 1997                APRIL 25, 1998
                                        ----------------------------  ----------------------------  ----------------------------
                                                       PERCENTAGE                    PERCENTAGE                    PERCENTAGE
                                          AMOUNT        OF TOTAL        AMOUNT        OF TOTAL        AMOUNT        OF TOTAL
                                        -----------  ---------------  -----------  ---------------  -----------  ---------------
Robicon...............................   $  38,158           62.0%     $  41,661           61.4%     $  36,790           45.7%
PHI...................................      --             --             --             --             11,644           14.4
Maxima Technologies(1)................       6,773           11.0          7,655           11.3         12,394           15.4
APP...................................       2,584            4.2          3,425            5.0          4,133            5.1
Natvar................................       3,579            5.8          3,239            4.8          4,040            5.0
HVE Europa............................      10,466           17.0         11,848           17.5         11,604           14.4
                                        -----------         -----     -----------         -----     -----------         -----
Total.................................   $  61,560          100.0%     $  67,828          100.0%     $  80,605          100.0%
                                        -----------         -----     -----------         -----     -----------         -----
                                        -----------         -----     -----------         -----     -----------         -----

------------------------

(1) Does not include the backlog of Stewart Warner for the fiscal years ended April 27, 1996 and April 26, 1997, respectively.

    The Company believes that its backlog as of any particular date may not be indicative of sales for any future period. The Company expects that its backlog will be shipped before April 24, 1999.

RESEARCH AND DEVELOPMENT

    Research and development activities are conducted separately by each operating unit. The Company's operating units focus on developing applications-engineered products designed to meet their customers' needs. Teams representing different functional areas within an operating unit work closely with customers early in the product design process to ensure that the product meets the customer's specifications and is designed for ease of manufacturing. As a general matter, with the exception of Robicon and PHI, the Company's operating units have not required substantial research and development expenditures. Research and development expenditures that the Company has made have resulted in innovative new products such as Robicon's Perfect Harmony series of medium voltage VFDs, Datcon's Intellisensor fuel measurement systems, Natvar's bonded tri-layer 151 tubing and numerous applications-engineered products for APP's customers. PHI incurs significant research and development expenses due to the high technology content of its surface analysis instruments and its growth strategy of increasing sales through the identification of new applications for its existing products, enhancements in the technological capability of its instruments, the development of application-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company's research and development expenses were $7.3 million, $8.6 million and $23.8 million for fiscal years 1996, 1997 and 1998, respectively, including $8.1 million of purchased research and development related to the acquisition of PHI and the Stewart Warner acquisition in fiscal year 1998. Substantially all research and development expenses of the Company are related to Company-sponsored research.

PATENTS AND TRADEMARKS

    The Company holds domestic and foreign patents covering certain products and processes in all of its operating units, as well as trademarks covering certain of its products. While these patents and trademarks are considered important to the ability of the various operating units to compete, the Company believes that these patents and trademarks are less important than the quality and applications-engineered nature of its products and its unpatented manufacturing expertise. Certain patents relating to Robicon's Perfect Harmony series of medium voltage VFDs are of particular significance; these patents issued in April and June of 1997 and expire in 2014. In addition, PHI holds key patents relating to its Auger, ESCA and TOF-SIMS surface analysis instruments that issued between 1991 and 1995 and expire between 2009 and 2014, and filed a provisional patent application in December 1996 relating to its ESCA surface analysis instruments. The Company also holds patents on certain products which, although valuable to the Company, are not critical to its operations. Management does not believe that the future profitability of the Company's operating units is dependent upon any one patent or group of related patents.

EMPLOYEES

    At April 25, 1998 the Company had a total of 1,909 employees, of whom 1,893 were employed by the Company's operating units. The Company's domestic employees are not covered by collective bargaining agreements, however, substantially all of the personnel employed by its foreign subsidiaries belong to national Workers' Councils. The Company considers it relations with its employees to be good. The following table provides information relating to the employees of the Company's operating units as of April 25, 1998:

                                                                                      TOTAL
OPERATING UNIT                                                                      EMPLOYEES
-------------------------------------------------------------------------------  ---------------
Robicon........................................................................           441
PHI............................................................................           365
Maxima Technologies............................................................           748
APP............................................................................           151
Natvar.........................................................................           113
HVE Europa.....................................................................            75
                                                                                        -----
    Total Operating Unit Employees.............................................         1,893
                                                                                        -----
                                                                                        -----

ITEM 2.--PROPERTIES

    The following are the principal operating facilities of the Company listed by operating unit, each of which also has limited general office and administrative space:

                                                                                 USABLE SPACE
                                                                                    (SQUARE
OPERATING UNIT                                         FUNCTION                      FEET)         OWNED/LEASED
--------------------------------------  --------------------------------------  ---------------  -----------------
ROBICON:
  New Kensington,
    Pennsylvania......................  Design and assembly                          124,800     Leased(a)
  Pittsburgh, Pennsylvania............  Design and assembly                           79,000     Owned

PHI:
  Eden Prairie, Minnesota.............  Design and assembly                          207,000     Owned(b)
  Redwood City, California............  Design                                        11,800     Leased

MAXIMA TECHNOLOGIES:
  Lancaster, Pennsylvania.............  Design and assembly                           70,700     Leased(a)
  Barcelona, Spain....................  Design and assembly                           35,500     Leased(a)
  Des Plaines, Illinois...............  Design and administration                     15,000     Leased
  El Paso, Texas......................  Warehouse                                     20,000     Leased
  Juarez, Mexico......................  Assembly                                      75,000     Leased

APP:
  Sterling, Massachusetts.............  Plastic injection molding and assembly        42,400     Leased(a)
  Sterling, Massachusetts.............  Plastic injection molding and assembly        31,000     Leased(a)
  Leominster, Massachusetts...........  Technical center (design and tooling)         10,000     Leased(a)
  Fermoy, Ireland.....................  Plastic injection molding and assembly         8,500     Leased

NATVAR:
  Clayton, North Carolina.............  Plastic extrusion                             75,000     Owned
  Lakewood, Colorado..................  Plastic extrusion                             17,300     Leased

HVE EUROPA:
  Amersfoort, The Netherlands.........  Design and assembly                           60,000     Owned

------------------------

(a) The Company holds a fair value purchase option on these facilities.

(b) Approximately 26,000 square feet of space at the PHI facility in Eden Prairie, Minnesota is currently leased by PHI to a third party.

    In addition to the facilities described above, the Company leases various warehouses and sales and administrative facilities. The Company believes that its manufacturing facilities are properly maintained and that production capacity is adequate to meet the requirements of its operating units.

ITEM 3.--LEGAL PROCEEDINGS

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

    Natvar received a notice of intent to sue on December 11, 1996 from a California citizens group regarding alleged violations of notice and labeling requirements under California Proposition 65, a "right to know" provision intended to give consumers clear and reasonable warnings of the presence of certain potentially hazardous substances in products. Natvar has reached a settlement and has agreed to pay $20,000 and plaintiff has dismissed the case with prejudice.

    In March 1998, the Company was dismissed without prejudice as a defendant in an action commenced in November 1996 against the Company and six others by Chicago-Dubuque Foundry Corporation and its property insurer, Employers Mutual Casualty Co., in Iowa state court. In May 1998, the remaining claims against the Company by intervenor plaintiffs were also dismissed without prejudice.

    In February 1997, the Company commenced litigation in Massachusetts federal court against TVM Group, Inc., ("TVM") of Fremont, California, and TVM's principal stockholder, Mr. T. Lyn Morris, seeking damages on account of breach by TVM and Mr. Morris of a December 1996 agreement pursuant to which a subsidiary of the Company was to acquire TVM. The Company is seeking total damages of approximately $31.0 million. In April 1997, TVM and Mr. Morris filed a counterclaim alleging breaches by the Company and its subsidiary of that agreement and seeking damages. In September 1997, TVM and Mr. Morris amended their counterclaim to add, among other things, a claim for fraudulent inducement. TVM and Mr. Morris are seeking actual damages in an amount which has varied, but in each instance the amount claimed (including punitive, consequential and multiple damages) has been less than $1.0 million. A motion for summary judgment dismissing TVM and Mr. Morris' counterclaim is pending before the court. In light of the current stage of the proceedings, the Company is unable to assess the likelihood of liability, if any, in this action, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance. The Company believes the counterclaim to be without merit.

    In March 1998, Robicon initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998 Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from this Texas action; however, Robicon believes that it has valid claims against Toshiba.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

ITEM 5.-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

    The Company's common stock is not publicly traded.

    On August 8, 1997, the Company completed an unregistered, exempt offering (the "Original Offering") pursuant to Section 4(2) of the Securities Act of 1933, as amended (including the rules and regulations promulgated thereunder, the "Securities Act"), in which the Company issued to qualified institutional buyers and accredited investors (each as defined under the Securities Act) an/or to foreign investors pursuant to Regulation S of the Securities Act, 33,000 units ("Units") consisting of 33,000 shares of its Series A Senior Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock, and
82.7429 shares of common stock. (Non-convertible debt securities were also issued in the Original Offering.) The principal underwriters in connection with the Original Offering were CIBC Oppenheimer Corp. ("CIBC") and

PaineWebber Incorporated. The aggregate offering price of the Units was $35,200,000, with an aggregate underwriting discount in the amount of $1,408,000.

    The warrants to purchase common stock issued in the Original Offering became exercisable, at an exercise price equal to $.01 per .0025 shares (subject to adjustment under certain circumstances), immediately upon the consummation of the Original Offering. Under certain circumstances, such warrants may be exchanged for warrants to purchase shares of common stock of certain of the Company's subsidiaries.

ITEM 6.--SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                             (DOLLARS IN THOUSANDS)

    The Selected Historical Consolidated Financial Data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of-and for each of the fiscal years in the five-year period ended April 25, 1998, are derived from the audited consolidated financial statements of High Voltage Engineering Corporation and its subsidiaries, as restated.

    The Selected Historical Consolidated Financial Data of the Company should be read in conjunction with the audited historical consolidated financial statements of Company for the fiscal years in the three-year period ended April 25, 1998 and the notes thereto included elsewhere herein.

                                                                            FISCAL YEAR ENDED
                                                       -----------------------------------------------------------
                                                        APRIL 30,   APRIL 29,   APRIL 27,   APRIL 26,   APRIL 25,
                                                          1994         1995        1996        1997        1998
                                                       -----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:
  Net sales..........................................   $  92,129   $  106,375  $  137,007  $  160,847  $  234,380
  Cost of sales......................................      58,751       68,218      91,442     108,786     151,360
                                                       -----------  ----------  ----------  ----------  ----------
      Gross profit...................................      33,378       38,157      45,565      52,061      83,020
  Administrative and selling expenses(a).............      21,627       22,794      30,972      33,174      52,067
  Research and development expenses..................       6,421        7,408       7,321       8,622      23,763
  Restructuring charge(b)............................      --            1,294         150      --             293
  Reimbursed environmental and litigation
    costs--net(c)....................................      (6,725)      (2,130)       (450)         26       3,633
  Other--net(d)......................................         703          892       1,163       2,234         540
                                                       -----------  ----------  ----------  ----------  ----------
      Income from operations.........................      11,352        7,899       6,409       8,005       2,724
  Interest expense...................................       7,503        8,256      10,912      11,631      18,819
  Interest income....................................         (99)         (74)       (278)       (351)     (1,008)
    Income (loss) from continuing operations before
      income taxes, discontinued operations and
      extraordinary item.............................       3,948         (283)     (4,225)     (3,275)    (15,087)
  Income taxes (credit)..............................       3,966          (63)     (3,076)          4        (430)
                                                       -----------  ----------  ----------  ----------  ----------
  Loss from continuing operations before discontinued
    operations and extraordinary item................         (18)        (220)     (1,149)     (3,279)    (14,657)
  Discontinued operations:
    Income from discontinued operations, net of
      income taxes...................................         471          996         551         782         606
    Gain (loss) on disposal of discontinued
      operations, net of income taxes................      --             (331)      1,633      --           8,771
  Extraordinary loss, net of income taxes............      --           --            (422)       (259)     (7,464)
                                                       -----------  ----------  ----------  ----------  ----------
  Net income (loss)..................................   $     453   $      445  $      613  $   (2,756) $  (12,744)
                                                       -----------  ----------  ----------  ----------  ----------
                                                       -----------  ----------  ----------  ----------  ----------

                                                                           FISCAL YEAR ENDED
                                                       ----------------------------------------------------------
                                                       APRIL 30,   APRIL 29,   APRIL 27,   APRIL 26,   APRIL 25,
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA (AT PERIOD END):
  Working capital....................................  $   19,157  $   10,685  $   11,894  $    9,371  $   62,423
  Total assets.......................................      92,664     105,974     113,718     113,587     231,404
  Total debt (including redeemable put warrants).....      78,190      82,232      84,671      88,201     178,919
  Redeemable preferred stock.........................      10,134      10,549      10,995      11,474      30,457
  Stockholders' deficiency...........................     (34,728)    (33,897)    (33,482)    (36,736)    (51,217)

OTHER DATA:
  Adjusted EBITDA(e).................................  $    8,420  $   10,928  $   11,087  $   14,387  $   24,904
  Depreciation and amortization(f)...................       3,090       2,859       3,359       4,122       7,658
  Capital expenditures(g)............................       2,979       8,940       5,580       4,723       6,164
  Backlog............................................      26,254      40,972      61,560      67,828      80,605
  Ratio of earnings to fixed charges(h)..............        1.4x      --          --          --          --

OPERATING UNIT DATA:
  Net sales:
    Robicon(i).......................................  $   34,738  $   40,061  $   56,145  $   83,096  $   94,192
    PHI..............................................      --          --          --          --          50,531
    Maxima Technologies..............................      16,875      21,514      32,514      32,482      37,958
    APP(i)...........................................      15,471      18,136      21,509      21,554      25,249
    Natvar...........................................      13,948      16,828      17,101      15,227      16,473
    HVE Europa.......................................       6,008       8,048       9,738       8,488       9,977
                                                       ----------  ----------  ----------  ----------  ----------
      Subtotal.......................................      87,040     104,587     137,007     160,847     234,380
    Divested product lines(i)........................       5,089       1,788      --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
      Total net sales................................  $   92,129  $  106,375  $  137,007  $  160,847  $  234,380
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Adjusted EBITDA:(j)
    Robicon..........................................  $    3,057  $    2,212  $    1,425  $    6,030  $    8,140
    PHI..............................................      --          --          --          --           7,305
    Maxima Technologies..............................       2,233       3,444       4,230       4,338       5,491
    APP..............................................       3,271       3,922       5,240       4,885       6,342
    Natvar...........................................       2,357       2,881       1,784       1,328       2,046
    HVE Europa.......................................         155         463       1,146         673       1,408
                                                       ----------  ----------  ----------  ----------  ----------
      Total operating unit Adjusted EBITDA...........      11,073      12,922      13,825      17,254      30,732
    Corporate overhead...............................      (2,653)     (1,994)     (2,738)     (2,867)     (5,828)
                                                       ----------  ----------  ----------  ----------  ----------
      Total Adjusted EBITDA..........................  $    8,420  $   10,928  $   11,087  $   14,387  $   24,904
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
CASH FLOW PROVIDED BY (USED FOR):
  Operating activities...............................  $    7,806  $   10,127  $   (6,360) $      627  $   (9,004)
  Investing activities...............................      (3,464)    (12,278)      5,729      (3,066)    (61,012)
  Financing activities...............................      (4,823)      1,221       1,853       1,893      85,459

   See accompanying Notes to Selected Historical Consolidated Financial Data.

            NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

(a) Adjusted EBITDA excludes severance expenses of $246, $456 and $636 included in administrative and selling expenses in fiscal years 1995, 1996, and 1998, respectively. See note (e) below.

(b) In fiscal year 1995, the Company incurred a total restructuring charge of $1,294 comprised primarily of $548 due to the closure of a duplicate manufacturing facility, and costs related to the consolidation of the operations of this manufacturing facility into another existing facility and $746 in connection with the write-off of the cumulative foreign currency translation adjustment resulting from the liquidation of a subsidiary of HVE Europa. In fiscal year 1996, the Company incurred restructuring costs of $150 in connection with the closing of a sales office in Europe. The fiscal year 1998, the Company incurred restructuring costs of $293. These costs include $186 at PHI relating to a program designed to reduce costs to manage the weaker order rates expected from Asia and $107 at Natvar relating to a program designed to reduce costs due to the lower sales volume relating to the sale of the electrical sleeving product line.

(c) Represents insurance recoveries related to environmental litigation, remediation and consequential damages, net of actual legal costs, estimated settlement costs and changes in cost remediation estimates in connection with two properties formerly owned by the Company in Burlington, Massachusetts and Woodbridge Township, New Jersey.

(d) Other is comprised of the following:

                                                                      FISCAL YEAR ENDED
                                             --------------------------------------------------------------------
                                              APRIL 30,     APRIL 29,     APRIL 27,     APRIL 26,     APRIL 25,
                                                 1994          1995          1996          1997          1998
                                             ------------  ------------  ------------  ------------  ------------
Writedown of assets held for sale..........  $    --       $        815  $      1,200  $    --       $    --
Net gain on disposition of miscellaneous
  assets...................................       --               (47)          (83)         (230)         (621)
Division relocation and moving costs.......           488           124           103       --            --
Facilities (income) expense, net...........       --            --               (57)           319         (390)
Aborted acquisition, offering costs and
  related litigation.......................       --            --            --              2,145         1,442
Acquisition costs and loss on write-off of
  purchased assets.........................           215       --            --            --            --
Equity in earnings of joint venture........       --            --            --            --                109
                                             ------------  ------------  ------------  ------------  ------------
Total......................................  $        703  $        892  $      1,163  $      2,234  $        540
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

(e) Adjusted EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, amortization and non-recurring items. Non-recurring items are comprised of: (i) restructuring charge, reimbursed environmental and litigation costs--net, and other, and (ii) non-recurring severance payments of $246, $456 and $636 to certain former senior executives included in administrative and selling expenses of the Company in fiscal years 1995, 1996 and 1998, respectively, and (iii) purchase accounting expenses relating to the acquisition of PHI of $6,800 and purchase accounting expenses relating to the acquisition of Stewart Warner of $2,620 in fiscal year 1998. See notes (a) through (d) above and notes G, L and O to "Notes to Consolidated Financial Statements" of High Voltage Engineering Corporation and subsidiaries. Adjusted EBITDA is not a measure of performance under GAAP. While Adjusted EBITDA should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that some form of EBITDA is often used as a measurement in evaluating companies. In particular, since Adjusted EBITDA excludes the non-recurring items described above, the Company believes that trends in Adjusted EBITDA may provide meaningful information as to the Company's ability to satisfy its cash requirements on an on-going basis. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA, as defined therein, is used as a measure of financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of performance determined in accordance with GAAP and an analysis of changes in Adjusted EBITDA in recent periods. Investors should note, however, that "Adjusted EBITDA" as used in this document may not be comparable to similarly titled measures presented by other companies and could be misleading, since not all companies and analysts calculate such measures in the same fashion or on the same basis.

(f) Depreciation and amortization excludes $775, $254 and $328 attributable to discontinued operations in fiscal years 1996, 1997 and 1998, respectively, and $147 related to assets held for sale in fiscal year 1998.

(g) Capital expenditures include assets acquired under capital leases and exclude capital expenditures from discontinued operations in the amounts of $383, $287 and $617 in fiscal years 1996, 1997 and 1998, respectively.

(h) For purposes of this computation, earnings are defined as income or loss from continuing operations before income taxes, discontinued operations and extraordinary item and fixed charges. Fixed charges are the sum of: (i) interest cost; (ii) accretion of redeemable put warrants; (iii) amortization of deferred financing costs; (iv) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one third); (v) accretion of preferred stock; (vi) preferred stock dividends; and (vii) capitalized interest. Earnings were inadequate to cover fixed charges by $283, $4,225, $3,275, and $15,087 in fiscal years 1995, 1996,
    1997 and 1998, respectively.

(i) APP's net sales exclude net sales of $4,100 and $1,443 from divested product lines for fiscal years 1994 and 1995, respectively. Robicon's net sales exclude net sales of $1,000 and $345 from divested product lines for fiscal years 1994 and 1995, respectively.

(j) Adjusted EBITDA has not been adjusted to exclude divested product lines.

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to the acquisition of PHI or Stewart Warner. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission, and specifically the latest "Risk Factors" section, in the Company's most recent Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make. The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data and the consolidated financial statements and notes thereto contained elsewhere in this document.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material intercompany transactions and balances.

    As a result of the sale by the Company of substantially all of the assets of the Company's Specialty Connector operating unit on November 9, 1995 and General Eastern operating unit on April 15, 1998, the Company's consolidated results have been restated to reclassify the results of such operations as discontinued operations.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

    The majority of the Company's operating units have historically recorded the strongest operating results in the fourth quarter of the fiscal year due in part seasonal considerations and other factors, although in some recent years, seasonal fluctuations have been partially mitigated by overall business growth.

    The timing of orders placed by the Company's customers has varied with, among other factors, the introduction of new products, product life cycles, customer attempts to manage inventory levels, competitive conditions, general economic conditions and the availability of funding for scientific and educational research. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's operating units. Such variability is particularly evident at HVE Europa, which ships on average four particle accelerator systems per year. These systems are typically sold for between $1.0 million and $2.0 million each and have long lead times. As a result, the timing of HVE Europa's shipments within any fiscal year can have a material impact on an individual quarter's results.

THE PHI MERGER

    On August 8, 1997, the Company acquired PHI Acquisition Holdings, Inc. ("PHI Holdings") for $54.6 million in cash, excluding transaction costs and cash acquired. The acquisition was consummated through the merger of Lauren Corporation, a wholly owned subsidiary of the Company, with and into PHI Holdings. Immediately thereafter, PHI Holdings was merged with and into Physical Electronics, Inc., its wholly owned subsidiary, and Physical Electronics, Inc. became a direct, wholly owned subsidiary of the Company.

ACQUISITION OF STEWART WARNER

    On March 19, 1998, Datcon acquired, directly or indirectly, all of the capital stock of Stewart Warner, for an aggregate consideration of $24.7 million in cash, subject to adjustments, as defined. After the repayment of all of Stewart Warner's outstanding indebtedness, the remainder of the cash purchase price was distributed to the stockholders of Stewart Warner. Management's discussion and analysis of changes are exclusive of the operating results of Stewart Warner since such results are not material.

RESULTS OF OPERATIONS

    FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1998

    Net sales increased $73.5 million, or 45.7%, from $160.8 million in fiscal year 1997 to $234.4 million in fiscal year 1998. Excluding net sales from PHI ($50.5 million) and Stewart Warner ($3.1 million) which were both acquired during fiscal year 1998, net sales increased $20.0 million, or 12.4%, during fiscal year 1998. The overall increase was primarily attributable to: (i) $53.6 million related to the operations of PHI and Stewart Warner which were added during fiscal year 1998, (ii) an $11.1 million, or 13.4%, increase in sales at Robicon primarily due to the continued growth in sales of medium voltage VFD's,
(iii) $3.7 million, an increase of 17.1%, at APP due to continued growth in the uninteruptible power supply markets as well as telecommunications and networking equipment markets in North America and Europe, (iv) an increase of $2.4 million, or 7.4% (excluding the operations of Stewart Warner), at Datcon due to higher shipments in both the United States and Europe, (v) an increase of $1.5 million, or 17.5%, at HVE Europa due to increased sales of subsystems to a manufacturer of high energy ion implanters used in semiconductor manufacturing and (vi) an increase of $1.2 million, or 8.2%, at Natvar due to increased medical tubing shipments compared to a weak period in the prior fiscal year.

    Gross profit increased $31.0 million, or 59.5%, from $52.1 million during fiscal year 1997 to $83.0 million in fiscal year 1998. This increase included $18.4 million at PHI and $0.7 million at Stewart Warner. Gross margin from fiscal year 1998 acquisitions was reduced by $1.3 million for a charge to cost of sales resulting from the shipments of finished goods inventory which had been revalued in accordance with purchase accounting procedures. The remaining increase of $11.9 million was primarily attributable to higher shipments at all operating units, as well as improved gross margin rates at Robicon, Datcon and Natvar. The Company's gross margin rate increased from 32.4% to 35.4% overall, a result of productivity improvements at Robicon, Datcon and Natvar.

    Administrative and selling expenses increased $18.9 million, or 57.0%, from $33.2 million to $52.1 million, including: (i) $9.5 million related to the operations of PHI and Stewart Warner, (ii) $4.6 million at Robicon primarily due to a step level increase in information technology and other selling and administrative costs to support higher sales, (iii) $1.1 million related to higher selling and administrative costs to support higher sales at Datcon and APP, (iv) $0.7 million for an accrual under a long term incentive plan for the new Chief Operating Officer, (v) $0.6 million of severance accrued for certain former executives of the Company, (vi) $1.3 million due to bonuses for the Company's CEO and President primarily related to the completion of successful acquisitions of PHI and Stewart Warner, the financings as well as the successful divestiture of General Eastern, and (vii) an increase of $1.1 million corporate administrative expenses primarily due to the consummation of the three major transactions, long-term incentive accruals, and increased recruiting costs.

    Research and development expenses increased $15.1 million, or 175.6%, from $8.6 million to $23.8 million, including $14.4 million related to the operations of PHI and Stewart Warner completed fiscal year 1998. Such expenses totaled $12.0 million at PHI and $2.4 million at Stewart Warner, including $5.8 million and $2.3 million, respectively, of purchased research and development as allocated from the respective purchase prices, for which such costs were expensed in fiscal year 1998 in accordance with purchase accounting procedures. The remaining increases included increased new product applications development at Robicon, Datcon and Natvar.

    Depreciation and amortization from continuing operations increased $3.7 million from $4.4 million to $8.1 million during fiscal year 1998, including $3.2 million related to the operations of PHI and Stewart Warner. The remaining increase is attributable to capital investments United States and Europe.

    The Company has, from time to time, received cash settlements and insurance recoveries relating to environmental litigation, remediation and consequential damages incurred in connection with properties formerly owned or leased by the Company. The Company recorded losses of $26,000 and $3.6 million for fiscal years 1997 and 1998, respectively, net of actual legal costs, estimated settlement costs and changes in cost remediation estimates. Cash recoveries of $1.1 million and $0 in were received fiscal years 1997 and 1998, respectively. The cash recoveries have generally been received from insurance companies in reimbursement of costs previously incurred, or scheduled to be incurred, by the Company in remediation efforts or the payment of damages to third parties, from other responsible or potentially responsible parties in settlement of potential claims relating to remediation responsibilities, and from the recovery of expenses incurred both in the recovery of such amounts and the remediation of affected properties. Amounts incurred in fiscal year 1998 relate primarily to changes in the estimated time to complete the clean up at certain sites as well as approximately $500,000 in costs higher than estimated to clean up a leased facility which is held for sale.

    In fiscal year 1997, the Company recorded a $2.1 million provision to write off the costs associated with an aborted acquisition and related offerings costs, and $319,000 in net expenses incurred in connection with assets held for sale, offset by a $230,000 gain on the sale of a small product line at Robicon. In fiscal year 1998 other expenses were $540,000 which primarily reflected $1.4 million of litigation costs related to the aborted acquisition and offerings costs offset by a gain of $0.6 million on the sale of a vacant facility in Boston and income on the leases of certain excess facilities held for sale.

    As a result of the factors described above, income from operations decreased $5.3 million, from $8.0 million in fiscal year 1997 to $2.7 million in fiscal year 1998.

    Interest expense increased $7.2 million, from $11.6 million in fiscal year 1997 to $18.8 million in fiscal year 1998 due to (i) higher average indebtedness associated with the issuance of Senior Notes on August 8, 1997 and March 19, 1998, (ii) increase in accretion of redeemable put warrants in the amount of $2.3 million, and (iii) $1.0 million provision for contingent interest payments. Interest income increased $0.7 million to $1.0 million primarily due to a higher average cash balances resulting from the proceeds from the Senior Notes.

    As a result of the above items, the Company recorded losses from continuing operations before income taxes, discontinued operations and extraordinary item of $3.3 million in fiscal year 1997, and $15.1 million in fiscal year 1998.

    Total income tax expense, including amounts allocated to discontinued operations and extraordinary item, increased by $1.6 million from $367,000 in fiscal year 1997 to $2.0 million in fiscal year 1998 primarily as a result of a fiscal year 1998 increase in income at the Company's foreign subsidiaries and a fiscal year 1997 non-recurring credit to income taxes following the conclusion of a federal tax audit of prior fiscal years.

    As a result of the above, losses from continuing operations before discontinued operations and extraordinary items increased $11.4 million from $3.3 million to $14.7 million in fiscal year 1998. Income from discontinued operations totaling $0.7 million and $0.6 million were recorded in fiscal years 1997 and 1998, respectively, relating to the sale of the General Eastern Instruments division for which the Company recorded a gain of $8.8 million in fiscal year 1998. The Company recorded extraordinary losses of $259,000 and $7.5 million, net of income taxes, related to the write off of deferred finance charges, prepayment penalties and make whole premiums in fiscal years 1997 and 1998, respectively.

    The foregoing factors contributed to a net loss of $2.8 million in fiscal year 1997 compared to a net loss of $12.7 million in fiscal year 1998.

    FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1997

    Net sales increased $23.8 million, or 17.4%, from $137.0 million in fiscal year 1996 to $160.8 million in fiscal year 1997. This increase was primarily attributable to a $27.0 million, or 48.0%, increase at Robicon due to the continued growth in sales of medium voltage VFD's. Robicon's net sales increase was slightly offset by a $1.9 million, or 11.0%, decline in Natvar's net sales, due to weakness in medical markets and related market price reductions, as well as a decrease of $1.3 million, or 12.8%, at HVE Europa which was primarily attributable to weaker foreign currencies. Net sales at Datcon remained flat as a sales increase in domestic markets was offset by weakness in agricultural equipment markets in Europe. Net sales at APP remained flat as higher domestic shipments of connectors for new applications and new customers were offset by weaker markets in traction batteries for materials handling equipment.

    Gross profit increased $6.5 million, or 14.3%, from $45.6 million during fiscal year 1996 to $52.1 million in fiscal year 1997. The increase was primarily attributable to the growth in shipments at Robicon, but was somewhat offset by lower sales at Natvar and HVE Europa. Gross margin declined from 33.3% to 32.4% primarily due to the shipment by Robicon of certain higher cost prototype units for new applications, the investment in a leased facility (a technical center for new applications) at APP and the inclusion of the first full year of costs of Natvar's Colorado facility.

    Administrative and selling expenses increased $2.2 million, or 7.1%, primarily due to a $1.6 million increase at Robicon due to increased commissions and other selling and administrative costs attributable to higher sales levels. Administrative and selling expenses declined as a percentage of net sales from 22.6% to 20.6% during the periods compared, including a decline from 21.9% to 20.0% at Robicon.

    Research and development expenses increased $1.3 million, or 17.8%, from $7.3 million to $8.6 million, which was primarily attributable to new product investments at Robicon, as well as volume related applications engineering to support the aforementioned sales increase at Robicon. Such expenses increased slightly as a percentage of net sales from 5.3% to 5.4% during fiscal year 1997.

    Depreciation and amortization from continuing operations increased from $4.1 million to $4.4 million as a result of continued capital investment in automation at APP and Datcon as well as a full year of depreciation in connection with a new facility at Natvar.

    The net reimbursed environmental and litigation costs and other increased from a charge of $0.7 million in fiscal year 1996 to a charge of $2.3 million in fiscal year 1997. In fiscal years 1996 and 1997, the Company recorded a net gain of $450,000 (including insurance recoveries of $1.5 million) and a loss of $26,000 (net of insurance recoveries of $1.1 million), respectively resulting from reimbursements from insurance companies of environmental and litigation expenses. Other expenses in fiscal year 1996 included a $1.2 million provision to write down certain assets held for sale to estimated net realizable value and costs incurred by Robicon to move to a newly constructed facility, which were partially offset by a net gain on the sale of vacant land and income from certain facilities held for sale. In fiscal year 1997, other expenses reflected a $2.1 million provision to write-off costs associated with an aborted acquisition and related offering costs, and $319,000 in net expenses incurred for assets held for sale. In addition, Robicon recorded a gain on the sale of a small product line of $230,000 in fiscal year 1997.

    As a result of the factors described above, income from operations increased $1.6 million, or 25.0%, from $6.4 million in fiscal year 1996 to $8.0 million in fiscal year 1997.

    Interest expense increased $0.7 million, from $10.9 million in fiscal year 1996 to $11.6 million in fiscal year 1997 due to higher average interest rates in fiscal year 1997 and accretion of redeemable put warrants which were partially offset by a reduction in CIP expense.

    As a result of the above items, the Company recorded a loss from continuing operations before income taxes, discontinued operations and extraordinary item of $4.2 million in fiscal year 1996, as compared to a loss of $3.3 million in fiscal year 1997.

    The Company recorded an income tax credit of $3.0 million in fiscal year 1996 compared to income taxes of $4,000 in fiscal year 1997. The change in tax provision was largely attributable to a fiscal year 1996 reversal of a tax reserve previously accrued in connection with a federal tax audit of prior years.

    Loss from continuing operations before discontinued operations and extraordinary items increased $2.1 million to a loss of $3.3 million in fiscal year 1997. Income from discontinued operations totaling $551,000 and $0.8 million were recorded for fiscal years 1996 and 1997, respectively, relating to the Specialty Connector and General Eastern operating units.

    The Company recorded an extraordinary loss related to debt extinguishment, net of income taxes, of $422,000 in fiscal year 1996 and $259,000 in fiscal year 1997.

    The foregoing factors contributed to net income of $0.6 million in fiscal year 1996 compared to a net loss of $2.8 million in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales and proceeds from financing activities.

    On March 19, 1998, the Company completed a private placement (the "Second Offering") of $20.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the Second Offering were used to finance part of the purchase price for Stewart Warner.

    On August 8, 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is being used primarily to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility has a term of five years and replaced the $20.0 million revolving credit facility in place on such date. There were no borrowings outstanding under the Revolving Credit Facility as of April 25, 1998; however, there were $5.1 million in letters of credit commitments outstanding. Accordingly, credit availability under this facility was $19.9 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company.

    On August 8, 1997, the Company completed a private placement (the "Original Offering") of $135.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004 and $35.2 million in Units consisting of the Company's Series A Redeemable Preferred Stock, common stock and warrants to purchase common stock. A portion of the net proceeds of the Original Offering was used to repay existing indebtedness described below, including accrued and unpaid interest thereon and associated prepayment penalties. In connection with the issuance of the Company's Series A Redeemable Preferred Stock, the Company issued to the holders thereof warrants representing 6.6% of the Company's fully-diluted common stock. On January 16, 1998, the Company's outstanding Senior Notes and Series A Redeemable Preferred Stock were exchanged by the holders thereof for a like amount of Senior Notes and shares of Series A Exchange Redeemable Preferred Stock registered pursuant to the Securities Act.

    At April 25, 1998, the Company had outstanding redeemable put warrants representing 6.25% of its fully-diluted common stock. The holders of such warrants have the right, after May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash. During fiscal year 1998, the Company used $2.5 million of the net proceeds of the Original Offering to repurchase redeemable put warrants previously issued by the Company representing 6.25% of the Company's fully-diluted common stock.

    On February 17, 1998, in connection with a misinterpretation of the Indenture governing the Company's Senior Notes (the "Indenture"), the Company paid a dividend in cash in the aggregate amount of approximately $2.1 million to the holders of the Company's Series A Exchange Redeemable Preferred Stock in accordance with the terms thereof. Because the Company is currently unable to incur additional indebtedness unless certain conditions contained in the Indenture are met, the payment of this dividend, which constitutes a Restricted Payment under the Indenture, is prohibited and constituted a default under the Indenture. Under the terms of the Company's Amended and Restated Articles of Organization (the "Restated Charter") the Company is permitted to pay any dividends that become due and payable on its Series A Exchange Redeemable Preferred Stock pursuant to the Restated Charter on or prior to August 15, 2002 through the issuance of additional shares of Series A Exchange Preferred Stock. The Company reported the default to the Trustee under the Indenture and obtained the consent of the holders of a majority of the Senior Notes to waive the default and any Event of Default (as defined herein) that may arise therefrom, represented by this dividend payment.

    As of April 25, 1998, the Company had total indebtedness (including redeemable put warrants) of $178.9 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $33.0 million.

    The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Senior Notes except with respect to the Revolving Credit Facility which has a term of five years, as well as $1.6 million of unsecured seller notes related to the Jorda acquisition which are due on March 16, 2000. The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary.

    The Company's working capital was $9.4 million and $62.4 million at April 26, 1997 and April 25, 1998, respectively. The $53.0 million increase in working capital from April 26, 1997 to April 25, 1998 is primarily attributable to (i) a $15.0 million increase in unrestricted cash on hand as a result of the Original Offering; (ii) an increase in accounts receivable of $26.1 million, of which $22.0 million and $4.1 million were attributable to the acquisitions of PHI and Stewart Warner, respectively, and offset by a reduction of $2.0 million due to the fiscal year 1998 sale of General Eastern; (iii) an increase in inventories aggregating $13.8 million, of which $13.2 million and $4.3 million were attributable to the acquisitions of PHI and Stewart Warner, respectively, and offset by a reduction of $1.0 million due to the fiscal year 1998 sale of General Eastern and reductions of $2.7 million in other operating units; (iv) a reduction in working capital due to increased accounts payables and accrued liabilities of $20.6 million, of which $11.7 million and $4.1 million were attributable to the PHI and Stewart Warner acquisitions and offset by $1.2 million due to the sale of General Eastern; and (v) an increase in working capital of $5.3 million due to a reduction in accrued interest, which primarily relates to the payment of Contingent Interest Payment obligations to a former lender on August 8, 1997. Cash and cash equivalents of $16.5 million on the Company's balance sheet as of April 25, 1998, excludes $2.6 million of restricted cash in uninsured foreign bank accounts which was used as collateral for bank guarantee facilities for customer advances and $12.1 million of restricted cash related to the proceeds from the sale of General Eastern.

    Net cash used in operating activities was $9.0 million in fiscal year 1998 compared to net cash provided of $0.6 million in fiscal year 1997. The decrease in net cash provided by operations was primarily attributable to an increase in accounts receivable of $8.5 million.

    The increase in net cash used in investing activities from $3.1 million in fiscal year 1997 to $61.0 million in fiscal year 1998 was primarily due to (i) $54.3 million for the acquisition of PHI, (ii) $24.7 million for the acquisition of Stewart Warner, (iii) an increase of $2.6 million in capital expenditures, including $2.3 million expended by PHI which was acquired in fiscal year 1998, and offset by (iv) an increase of $24.0 million in cash received from assets sales including $20.1 million for the sale of General Eastern, and with most of the remaining value attributable to the sale of a facility in fiscal year 1998.

    Net cash provided by financing activities was $1.9 million and $97.6 million for fiscal years 1997 and 1998, respectively. The increase in cash for fiscal year 1998 was substantially the result of the Original Offering, consummated on August 8, 1997, and the Second Offering, consummated on March 19, 1998, which in aggregate provided $181.4 million of cash net of expenses. The proceeds of these offerings redeemed indebtedness, existing redeemable preferred stock, redeemable put warrants, and dividends totaling $82.8 million.

    As of April 25, 1998, the Company had assets held for sale, consisting of two former manufacturing facilities, of $3.8 million. These properties are recorded at the lower of the carrying amount or fair value less selling costs.

    The Indenture permits each Restricted Subsidiary, as defined therein, that is an obligor under an Intercompany Note, as defined therein, to effect a Qualified Subsidiary IPO, as defined therein. Upon completion of a Qualified Subsidiary IPO, such Restricted Subsidiary will become an Unrestricted Subsidiary, as defined under the Indenture, and the cash flow of such Unrestricted Subsidiary will no longer be available (i) to service debt obligations of the Company or its remaining Restricted Subsidiaries or (ii) for purposes of determining whether the Company or its remaining Restricted Subsidiaries will be able to incur additional indebtedness, either of which could affect the liquidity of the Company.

    On April 15, 1998, the Company sold all of the assets and ordinary course business trade payables and capital and operating lease obligations of General Eastern to Bowthorpe, plc, pursuant to an asset purchase agreement. This sale generated cash, net of expenses and cash acquired, of approximately $20.1 million. The cash received by the Company in connection with the disposition of General Eastern is subject to a covenant of the Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to make an acquisition relating to the Company's presently conducted business within 180 days or (iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer (as defined under the Indenture). While the Company has and may continue to explore acquisition possibilities the Company has no definitive plans for the use of the cash proceeds from the disposition of General Eastern and unless the Company develops a plan for such proceeds in the interim, the Company will be required to commence an offer to repurchase the Senior Notes on October 15, 1998. The Company has classified $12.1 million as restricted cash to reflect Asset Sale Proceeds, as defined under the Indenture.

    While the Company believes that internally generated funds, funds generated by sales of assets and amounts available under the Revolving Credit Facility will be sufficient to satisfy its operating cash requirements and make required interest and principal payments under the Revolving Credit Facility, the

Senior Notes and existing capital leases, industrial revenue bonds, mortgage notes, notes payable and the foreign credit line and payments with respect to the redeemable put warrants, there can be no assurance that such sources will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, the Company may require additional capital to fund future acquisitions. There can be no assurance that such capital will be available.

NEW ACCOUNTING PRONOUNCEMENTS

    EARNINGS PER SHARE. During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the calculation of earnings per share to be more consistent with countries outside the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding, while diluted EPS is computed considering the dilution of options and warrants. This statement has been adopted by the Company and all prior, interim and annual periods have been restated.

    OTHER PRONOUNCEMENTS. During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduces a new model for segment reporting. In February of 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" which revises employers' disclosures about pension and other post-retirement benefits plans. The Company does not believe adoption will have a material impact on its financial statement disclosures.

YEAR 2000

    An issue affecting the Company is whether computer systems and applications will recognize and process the Year 2000 and beyond. The Company is currently in various stages of the assessment, remediation and internal testing of the systems affected by this issue at each operating unit with respect to the impact on business operations, product offerings, customers, suppliers and others.

    Management believes that it is devoting the necessary resources to timely address all Year 2000 issues over which it has control and all critical systems are scheduled to be Year 2000 compliant by the end of fiscal year 1999. The Company is also monitoring the adequacy of the processes and progress of its customers, suppliers and others. However, there can be no assurance that the customers, suppliers and others will timely resolve their own Year 2000 compliance issues.

    Costs related to the Year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its business, operations, financial condition, liquidity and capital resources. However, there are uncertainties as to the future costs associated with the Year 2000 which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's customers and suppliers.

ITEM 7A.--QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Company's Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-33 of this Form 10-K.

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers, directors and key employees of the Company as of April 25, 1998 were as follows:

NAME                                            AGE                                 POSITION
------------------------------------------     -----     ---------------------------------------------------------------
Laurence S. Levy..........................          41   Chairman of the Board, Chief Executive Officer, Vice President
                                                         and Director
Clifford Press............................          44   Deputy Chairman of the Board, President and Director
Russell L. Shade, Jr. ....................          48   Chief Operating Officer and Director
Joseph W. McHugh, Jr. ....................          43   Vice President and Chief Financial Officer
Jody E. Kurtzhalts........................          51   President of Robicon
John R. Haddock (1).......................          51   President of PHI
Oddie V. Leopando.........................          52   President of Datcon Instrument Company
James A. Colony (2).......................          40   President of APP
Scott M. Kelley...........................          44   President of Natvar
Renee Koudijs.............................          52   Managing Director of HVE Europa
Edward Levy...............................          34   Director
H. Cabot Lodge III........................          42   Director

------------------------

(1) Mr. Haddock has been appointed President of PHI effective July 6, 1998.

(2) Mr. Colony has been appointed President of APP effective July 6, 1998.

    LAURENCE S. LEVY is the Chairman of the Board, Chief Executive Officer and a Vice President of the Company. Mr. Levy joined the Company in 1988 in connection with its acquisition and reorganization and has been a member of the Board of Directors since that time. Since 1988, he has served as Chairman and since 1991 he has been the Company's Chief Executive Officer. From 1983 to 1986, Mr. Levy was a consultant with Bain & Co., a leading strategic management company. Mr. Levy is a graduate of the University of Witwatersrand in South Africa and the Harvard Business School. Mr. Levy is also a director of Safety 1st, Inc.

    CLIFFORD PRESS is the Deputy Chairman of the Board, President and a Director of the Company. Mr. Press joined the Company in 1988 in connection with its acquisition and reorganization and has been a member of the Board of Directors since that time. Since 1991, he has served as President. From 1983 to 1986, Mr. Press was employed by Morgan Stanley & Co., Incorporated in its Mergers and Acquisitions Department. Mr. Press is a graduate of Oxford University and the Harvard Business School. Mr. Press is also a director of Buck Hill Falls Company.

    RUSSELL L. SHADE, JR. is the Chief Operating Officer and a Director of the Company. Prior to joining the Company, Mr. Shade was Vice President, Industrial Systems, at General Electric Company ("GE"). Mr. Shade was named a Corporate Officer of GE and Vice President of GE Drive Systems in March 1995. During his 25-year career with GE, Mr. Shade held numerous design, engineering, and manufacturing positions in power generation, as well as general management positions in the military and industrial product lines. Mr. Shade graduated from M.I.T with a Master of Science degree in Mechanical Engineering and holds five U.S. patents.

    JOSEPH W. MCHUGH, JR. is a Vice President and the Chief Financial Officer of the Company. Mr. McHugh joined the Company in January 1992. From 1983 to 1992, Mr. McHugh worked at GCA Corporation as a Division Controller and later as Controller. In the former capacity, he participated in the workout and recapitalization of GCA before its purchase in 1988 by General Signal. From 1977 to 1983, Mr. McHugh served in various financial management positions at Honeywell Information Systems. Mr. McHugh is a Certified Management Accountant and received both a Bachelor of Science degree in accounting and a Masters degree in Business Administration from Bentley College.

    JODY E. KURTZHALTS has served as President of Robicon since April 1995. Prior to joining the Company, Mr. Kurtzhalts was employed by Giddings & Lewis Corp., from November 1992 to March 1995 as the Vice President/General Manager of its Automation Control Division. Prior to November 1992, Mr. Kurtzhalts was the Vice President, Electronics and Software Engineering of Giddings & Lewis. Mr. Kurtzhalts has a Bachelor of Science in Electrical Engineering from Marquette University.

    JOHN R. HADDOCK became the President of PHI effective July 6, 1998. Prior to being appointed President of PHI, Mr. Haddock was Senior Vice President, Marketing for Ryder Systems, Inc. from 1994 to 1997. Prior to 1997, Mr. Haddock was employed by GE. During his 13-year career with GE, Mr. Haddock held numerous general manager and senior marketing positions. Mr. Haddock holds a Masters degree in business from the Harvard Business School and a Bachelor of Science degree in Mechanical Engineering from the University of Birmingham, England.

    ODDIE V. LEOPANDO has served as President of Datcon Instrument Company since November 1995. Prior to joining the Company, Mr. Leopando was employed by MascoTech, Inc. as President of the MascoTech Body Systems & Assembly Division from 1994 to 1995. From 1991 to 1994, Mr. Leopando was the Senior Vice President/General Manager of MascoTech Manufacturing & Assembly Division. Prior to 1991, Mr. Leopando acted in managerial roles in several other companies, including Massey Ferguson, Inc. and the Chrysler Corporation. Mr. Leopando earned a Masters of Business Administration in Finance and Operations from the University of Detroit and a Bachelor of Science in Mechanical Engineering from the Mapua Institute of Technology in Manila, Philippines. Mr. Leopando is a licensed professional engineer.

    JAMES A. COLONY became the president of APP effective July 6, 1998. Prior to being appointed President of APP, Mr. Colony was employed by ITT Cannon as the General Manager of Mobile Communications. From 1987 to 1995, Mr. Colony was employed by FMS Corporation, most recently as the Vice President, Business Development. From 1978 to 1987, Mr. Colony held various general manager, engineering and manufacturing positions at the Electro-Optical Division of the Hughes Aircraft Company.

    SCOTT M. KELLEY, who has been employed by the Company since 1993, has served as President of Natvar since January 1996. Prior to being appointed as President of Natvar, Mr. Kelley was the President of the Company's General Eastern division, from August 1994 to January 1996, and the Acting President of the Company's Specialty Connector division from December 1993 to August 1994. Prior to joining the Company, Mr. Kelley was the Vice President of Operations at Data Translation Inc. from 1990 to 1993. Mr. Kelley also served as a management consultant at Ernst & Young LLP and Coopers & Lybrand L.L.P. Mr. Kelley is a graduate of Eastern Connecticut State University.

    RENEE KOUDIJS has served as Managing Director of HVE Europa since May 1993, and served as Engineering and Research and Development Manager at HVE Europa from 1978 to 1993. From 1976 to 1978, Mr. Koudijs served as Engineering Manager at Unicorp. Prior to that, Mr. Koudijs founded the Netherlands division of Sola Basic Industries. Mr. Koudijs graduated from the Industrial and Commercial Mechanical and Electrical College in The Netherlands and has a License for Business Operation in The Netherlands through the General Commercial School.

    EDWARD LEVY became a Director of the Company effective August 8, 1997. Mr. Levy has been a Managing Director of CIBC Oppenheimer, since August 1995. Between 1991 and 1995, Mr. Levy held various positions at The Argosy Group L.P. culminating in the position of Managing Director. Mr. Levy has also held positions in the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated and the Corporate Finance Department of Kidder, Peabody & Co. Incorporated. Mr. Levy is a graduate of Connecticut College. Mr. Levy is also a director of Heating Oil Partners, L.P., Norcross Safety Products L.L.C. and DSMax International Inc.

    H. CABOT LODGE III became a Director of the Company effective August 8, 1997. Mr. Lodge is a principal of Carmel Lodge LLC, a New York based financial advisory firm he founded in 1996. Mr. Lodge also served as Executive Vice President, Managing Director and in other senior management positions at W.P. Carey & Co., an investment banking firm, from 1983 to 1995. Mr. Lodge is a graduate of Harvard University and the Harvard Business School. Mr. Lodge is also a director of American General Hospitality Corp., TelAmerica Media, Inc. and Chairman of Superconducting Core Technologies, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

ITEM 11.--EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal years 1998, 1997 and 1996 Laurence S. Levy and Clifford Press, the Company's Chairman of the Board, Chief Executive Officer and a Director and President and a Director, respectively (who together comprised the Board of Directors during such period) established the compensation of the Company's executive officers, including their own compensation. The Board of Directors established the Compensation Committee and appointed Mr. Edward Levy and Mr. Clifford Press as members during the second quarter of fiscal year 1998.

EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation paid by the Company for services rendered during fiscal years 1998, 1997 and 1996 to the Company's Chairman of the Board and Chief Executive Officer, President and four other most highly-compensated executive officers.

SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
                                                ----------------------
                                     FISCAL                                 OTHER ANNUAL             ALL OTHER           LTIP
NAME AND PRINCIPAL POSITION          PERIOD       SALARY       BONUS       COMPENSATION(1)        COMPENSATION(2)       PAYOUTS
---------------------------------  -----------  -----------  ---------  ---------------------  ---------------------  -----------

Laurence S. Levy.................        1998    $ 126,667(3) $ 650,000(5)                           $   5,800
Chairman of the Board and Chief          1997      100,000(3)        --                                  3,300
  Executive Officer                      1996      100,000(3)   250,000(5)                               4,000

Clifford Press...................        1998    $ 126,667(3) $ 650,000(5)                           $   5,800
President and Director                   1997      100,000(3)        --                                  3,300
                                         1996      100,000(3)   250,000(5)                               4,000

Paul H. Snyder(4)................        1998    $ 232,500(4) $  75,000                                     --         $ 120,000(4)
                                         1997      210,000      50,000                                   4,050                --
                                         1996      203,850      45,600                                   4,500                --

Joseph W. McHugh, Jr. ...........        1998    $ 155,000   $ 125,000                               $   5,800
Chief Financial Officer                  1997      107,871      30,000                                   4,050
                                         1996      102,123     100,000                                   3,459

Oddie V. Leopando................        1998    $ 232,500   $  85,000                               $   5,800
President of Maxima Technologies         1997      181,750      74,000                                   5,850
                                         1996(6)     87,500     35,000            7,914                     --

Jody E. Kurtzhalts...............        1998    $ 181,250   $  46,250                               $   7,600
President of Robicon                     1997      168,750      40,000           51,480                  3,415
                                         1996      165,000      18,250           31,492                  3,335

------------------------

(1) Represents relocation expenses.

(2) Represents matching employer contributions and profit-sharing under the Company's Section 401(k) savings plan. See "Retirement Plans" below.

(3) Amounts shown as salary do not include management and transaction fees paid to Hyde Park Holdings, Inc. ("Hyde Park"), and certain of its affiliates at the request of the named executive officers, aggregating $769,535, $780,901 and $758,424 in fiscal years 1998, 1997 and 1996, respectively. See "Certain Relationships and Related Transactions."

(4) Mr. Snyder ceased to be Chief Operating Officer and a Director of the Company as of November 2, 1997. Mr. Snyder has been receiving severance since November 1997. LTIP payout represents Mr. Snyder's payout related to the Company's Value Creation Plan.

(5) Represents $150,000 paid directly as bonus and $500,000 paid to affiliates of Hyde Park at the request of the named executive officers.

(6) Mr. Leopando became an employee of the Company in November 1995.

EMPLOYMENT AGREEMENTS

    Russell L. Shade, Jr., the Company's Chief Operating Officer and a Director, entered into an employment agreement with the Company (the "Employment Agreement"), dated February 24, 1998. Pursuant to the Employment Agreement, Mr. Shade receives an annual base salary of $250,000, reviewed annually. In addition, for each year of Mr. Shade's employment, the Compensation Committee of the Company's Board of Directors will establish an incentive compensation program with a target of 80% of Mr. Shade's base salary, with payment under the plan generally based upon the Company's performance. The Employment Agreement contains a customary confidentiality provision and an agreement that Mr. Shade will not, for three years after his employment ends, engage in business competitive with the Company or solicit customers or employees of the Company.

    The Employment Agreement also provides shadow stock benefits, shadow stock appreciation benefits and deferred compensation benefits described in the following paragraphs.

    Upon the commencement of his employment with the Company, Mr. Shade received twenty-two shadow stock units. The stock units vest in yearly increments over a period of five years, beginning on April 30, 1998, with each vested stock unit representing the right to receive, following the fifth anniversary after the vesting thereof, an amount of cash equal to the market value of a share of the Letitia common stock determined as of the end of the most recent fiscal quarter. Upon termination of employment for any reason other than death, all unvested stock units shall be forfeited, and any vested units shall become redeemable by the Company, at the market value of a share of Letitia Common Stock determined as of the end of the most recent fiscal quarter preceding redemption, at any time, but in any event the Company shall redeem the vested units on the scheduled payment date therefor. Upon death, all stock units vest and each stock unit shall be promptly redeemed at the market value of a share of Letitia Common Stock at the end of the most recent fiscal quarter.

    The Employment Agreement further provides for a stock appreciation arrangement whereby Mr. Shade is entitled to receive additional shadow stock units each year during the term of the Employment Agreement. For the Company's 1999 fiscal year, the shadow stock units granted pursuant to this arrangement shall represent 0.4% of the Company's outstanding common stock. For the Company's fiscal year 2000 and each subsequent year, the number of shadow stock units granted shall be calculated based on a formula taking into account Mr. Shade's base salary and the market value of Letitia Common Stock.

    Under the deferred compensation arrangement, the Company shall contribute $35,000 per year into a designated account and Mr. Shade may elect to make additional contributions. Mr. Shade will receive distributions from the account in ten installments, commencing in 2011, or earlier upon termination of employment or death.

    The Employment Agreement terminates upon Mr. Shade's resignation or discharge, with or without cause. Upon termination by reason of disability, death, or resignation or discharge under certain circumstances, Mr. Shade shall be entitled to receive compensation through the date of his termination, including all benefits enjoyed under the Employment Agreement. Upon termination by reason of resignation or discharge under certain other circumstances, Mr. Shade shall be entitled to receive his base salary and all benefits until the earlier of one year following the date of termination or receipt of income earned from a source unaffiliated with the Company.

VALUE CREATION PLAN AND RELATED PLANS

    The Company's Value Creation Plan (the "VCP") is a long-term cash incentive compensation plan for certain key officers and employees of the Company which is intended to provide participants in the VCP with an opportunity to share in an increase in the value of the Company or operating unit with which the participating employee is associated. The VCP is designed to provide incentives for employees in the Company's by tracking increases in the economic value based generally upon a multiple of EBITDA, as defined in the VCP, but also reflecting actual proceeds of dispositions of operating units or public offerings of operating units. An aggregate amount equal to up to 5-7% of the incremental increases in value achieved in the is allocated to the VCP. In the event that the value of the Company or any of the operating units increases over time, the interests of its participating employees in the VCP will increase proportionally.

    Interests are granted in the VCP to certain key employees as they are hired or promoted and vest over five years. The value of an employee's interest is based on increases in value (based generally on a multiple of EBITDA but also reflecting actual proceeds of dispositions of operating units or public offerings by operating units) from the date of grant to the end of the year prior to the determination date. Vested interests are cashed out when an employee leaves the Company or retires, or when his operating unit is sold or he is transferred to another division; provided that if the is dismissed for cause, his interests (vested and unvested) are forfeited. Subject to the Company's discretion to defer cash payments, an employee may cash out up to 50% of his vested interest while remaining employed. The VCP is a non-qualified and non-funded plan. While Messrs. Leopando, Kurtzhalts and McHugh have each received interests in the VCP, Mr. Laurence S. Levy, Mr. Press and Mr. Shade currently do not participate in the VCP. As of April 25, 1998, the Company had an accrued liability of $2.8 million under the VCP.

    Paul H. Snyder, who was the Chief Operating Officer and a director of the Company until November 2, 1997 was the beneficiary of an incentive compensation plan of the Company pursuant to which Mr. Snyder received a one-time accrued bonus payment of $120,000 upon his resignation in the third quarter of fiscal year 1998. This payment was calculated pursuant to a formula established by the Company with respect to the value of the Letitia Common Stock (as defined herein) at the time of such payment.

RETIREMENT PLANS

    The Company maintains the High Voltage Engineering Corporation 401(k) Retirement Plan, a Section 401(k) savings plan for qualified domestic employees, pursuant to which the Company matches discretionary employee contributions up to $1,800, and also contributes an annual profit-sharing amount equal to 2.5% of the employee's annual salary and bonus. Messrs. Laurence S. Levy, Press, Leopando, Shade, McHugh and Kurtzhalts currently participate in this plan.

    The Company also maintains the High Voltage Engineering Corporation Retirement Plan (the "Retirement Plan"), a defined benefit plan, which provides for the payment of annual pension benefits, payable on retirement, based on the participating employee's salary during the time of accrual. Participation in the Retirement Plan, and the accrual of additional benefits thereunder, was frozen by the Company in 1992. Messrs. Laurence S. Levy and Press will receive monthly benefits under the Retirement Plan of $191.05 and $148.35, respectively, beginning upon their retirement. Messrs. Leopando, McHugh, Shade and Kurtzhalts do not participate in the Retirement Plan.

BONUS PLAN

    The Company has in effect various plans pursuant to which the Company's executive officers and certain other employees may receive incentive cash bonuses based upon the achievement of certain earnings goals in the preceding fiscal year by an operating unit or by the Company as a whole, and upon individual performance. The amounts of incentive and discretionary awards, and the performance criteria for such awards, are currently fixed by the Board of Directors. Such amounts, and the related performance criteria, will be set by the Compensation Committee.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information concerning the beneficial ownership of the Company's common stock, as of the date of this filing by: (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each director and each executive officer named in the "Summary Compensation Table;" and (iii) all directors and executive officers of the Company as a group. All shares are owned by such person with sole voting and investment power.

                                                                                              COMMON STOCK
                                                                                ----------------------------------------
                                                                                   NUMBER OF           PERCENT OF
NAME OF STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS                              SHARES            COMMON SHARES
------------------------------------------------------------------------------  ---------------  -----------------------
Letitia Corporation(1)........................................................         1,000                 92.4%
Laurence S. Levy(1)(2)........................................................         1,000                 92.4%
Clifford Press(1)(3)..........................................................         1,000                 92.4%
Jody E. Kurtzhalts............................................................        --                   --
Oddie V. Leopando.............................................................        --                   --
Joseph W. McHugh, Jr. ........................................................          0.12(4)            (5)
Paul H. Snyder................................................................       --                 --
Edward Levy...................................................................       --                 --
H. Cabot Lodge III............................................................       --                 --
Directors and executive officers as a group...................................         1,000                 92.4%

------------------------

(1) The address of each of these persons or organizations is c/o Hyde Park Holdings, Inc., 595 Madison Avenue, 35th Floor, New York, New York 10022.

(2) All of such shares of the Company's Common Stock (92.4% of the outstanding common stock) are held by Letitia Corporation. Mr. Laurence S. Levy is the Chairman of the Board, Treasurer and Secretary of Letitia Corporation. Mr. Laurence S. Levy is also a limited partner of, and an executive officer and 50% shareholder of the corporate general partner of, a limited partnership that owns all of the stock of Letitia Corporation. Mr. Laurence S. Levy disclaims beneficial ownership of any shares of the Company's common stock.

(3) All of such shares of the Company's common stock (92.4% of the outstanding common stock) are held by Letitia Corporation. Mr. Press is the President of Letitia Corporation. Mr. Press is also a limited partner of, and an executive officer and 50% shareholder of the corporate general partner of, a limited partnership that owns all of the stock of Letitia Corporation. Mr. Press disclaims beneficial ownership of any shares of the Company's common stock.

(4) Represents shares issuable upon exercise of warrants to purchase shares of the Company's common stock.

(5) Mr. McHugh beneficially owns less than 1% of the Company's common stock.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Laurence S. Levy and Clifford Press, officers and directors of the Company, are directors of Letitia Corporation, which owns 92.4% of the Company's outstanding Common Stock. Hyde Park Holdings, Inc. ("Hyde Park"), a corporation wholly owned by Laurence S. Levy and Clifford Press, is a minority stockholder of Letitia Corporation.

    Historically, the Company has paid to Hyde Park and its affiliates: (i) an annual fee for services performed in managing the Company; (ii) an acquisition fee payable upon the closing of certain acquisitions by the Company of additional businesses; and (iii) a disposition fee payable upon the closing of the disposition of certain divisions or subsidiaries (or significant groups of assets) of the Company.

    The management fees paid to Hyde Park and its affiliates were $769,535, $780,901 and $648,424 for fiscal years 1998, 1997 and 1996, respectively. Under the terms of the Indenture, while there are any of the Senior Notes outstanding, management fees to Hyde Park in excess of $750,000 for any fiscal year of the Company subsequent to August 8, 1997 will be limited by the Indenture. Acquisition and disposition fees have been calculated as an amount equal to 1% of the sum of the total price paid or received for shares of stock (or in the case of an asset acquisition or disposition, the total price paid for such assets) in such acquisition or divestiture. In fiscal year 1996, the Company paid a fee of $110,000 in connection with the disposition of the Company's Specialty Connector division. No acquisition or divestiture fees were paid in fiscal year 1997. The Company did not pay an acquisition fee in connection with either the PHI Merger or the Stewart Warner Acquisition and did not pay a disposition fee in connection with the disposition of General Eastern.

    In connection with the refinancing, the Company redeemed all of its outstanding Series B Preferred Stock for an aggregate redemption price of $4.8 million. All of the outstanding 25,705 shares of Series B Preferred Stock were held by Letitia Corporation. Messrs. Laurence S. Levy and Clifford Press, the Company's Chairman of the Board and Chief Executive Officer, and President and Director, respectively, and certain of their affiliates and family members beneficially own 100% of the outstanding common stock of Letitia Corporation (the "Letitia Common Stock") and, accordingly, were the sole beneficiaries of such redemption and could through dividends or other distributions receive a majority of the proceeds of such redemption.

    In connection with the refinancing, the Company redeemed 6,871 shares of the Company's Series C Preferred Stock (the "Series C Preferred Stock"), comprising all of the shares of Series C Preferred Stock then issued or issuable, for its aggregate liquidation preference of $6.9 million. All of the shares of Series C Preferred Stock were held by Letitia Corporation, which had issued to Quest Equities Corp. ("Quest") a class of its own capital stock (the "Letitia Preferred Stock") having identical rights and preferences to the Series C Preferred Stock. Simultaneously with the closing of the Original Offering, Letitia redeemed, from the proceeds of the redemption of the Series C Preferred Stock, 6,871 shares of the Letitia Preferred Stock, comprising all of the shares of Letitia Preferred Stock then issued or issuable, for its aggregate liquidation preference of $6.9 million. In connection with the redemption of the Letitia Preferred Stock, certain rights of Quest to demand "contingent interest payments" equal to a minimum of 3.1% of the Company's common stock equity value at the time payment is demanded, were extinguished.

    In connection with the acquisition of PHI, CIBC Oppenheimer Corp. received a transaction fee of $500,000 for advisory services provided to the Company in connection with the transaction. A predecessor of CIBC Oppenheimer also provided investment banking services in connection with the May 1996 refinancing of certain of the Company's indebtedness, for which it received customary compensation. On July 24, 1997, CIBC Oppenheimer purchased existing Subordinated Notes Warrants to purchase 71.43 shares of Common Stock, representing 6.25% of the Company's common stock on a fully diluted basis, for an aggregate purchase price of $2.5 million. Such Subordinated Notes Warrants were immediately thereafter repurchased from CIBC Oppenheimer by the Company for the same purchase price from the proceeds of the refinancing. Mr. Edward Levy, who became a director of the Company effective upon the consummation of the refinancing, is a managing director of CIBC Oppenheimer.

    On October 3, 1997, Letitia Corporation repurchased 59.091 shares of Letitia Common Stock from the High Voltage Engineering Retirement Plan for an aggregate purchase price of $2.25 million. The purchase price for these shares of Letitia Common Stock was determined based on an appraisal rendered by an independent appraisal firm engaged by Letitia Corporation for this purpose. After the completion of this purchase, all of the remaining outstanding shares of Letitia Common Stock were held by Clifford Press, Laurence S. Levy or certain of their affiliates or family members.

    The Company paid $54.6 million in cash consideration in connection with the acquisition of PHI, of which approximately $3.8 million was paid to David J. Chalmers, formerly the President of PHI, under a certain executive equity compensation plan. In addition, 93 officers, directors and employees of, and consultants to, PHI received an aggregate of approximately $12.9 million in cash in exchange for their capital stock and options to purchase capital stock of PHI.

                                    PART IV.

ITEM 14.--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   EXHIBIT
   NUMBER                                                    DESCRIPTION
-------------  -------------------------------------------------------------------------------------------------------
        2.1    Agreement and Plan of Merger, dated as of May 7, 1997, by and between PHI Acqusition Holdings, Inc. and
               Chase Venture Capital Associates, L.P.*
        2.2    Stock Purchase Agreement, by and among Carolyn Corporation and the Sellers and the Seller
               Representative named therein, dated as of February 4, 1998.**
        2.3    Asset Purchase Agreement between GEI Acquisition Inc. and High voltage Engineering Corporation, dated as of March 25, 1998.**
        3.1    Restated Articles of Organization of the Registrant.*
        3.2    Amended and Restated By-laws of the Registrant.*
        4.1    Indenture, dated as of August 8, 1997, by and between Registrant and State Street Bank and Trust
               Company.*
        4.2    First Supplemental Indenture, dated as of March 19, 1998 to Indenture, dated as of August 8, 1997, by and between the Registrant and State Street Bank and Trust Company, as Trustee.**
        4.3    Registration Rights Agreement, dated as of March 19, 1998, by and among the Registrant and CIBC
               Oppenheimer Corp.**
        4.4    Form of Exchange Note.**
       10.1    Senior Secured Revolving Credit Agreement, dated as of August 8, 1997, by and between the Registrant and Fleet National Bank.*
       10.2    Lease Agreement, dated as of November 10, 1988, by and between Corporate Property Associates 8, L.P.
               and Datcon Instrument Company (Lancaster, PA).*
       10.3    Lease Agreement, dated as of November 10, 1988, by and between Corporate Property Associates 8, L.P.
               and the Registrant (Sterling, MA).*
       10.4    Installment Sale Agreement, dated as of September 23, 1994, by and between Monroeville Area Industrial
               Development Corporation and Halmar Robicon Group, Inc. (New Kensington, PA).*
       10.5    Lease with Option to Purchase, dated as of July 15, 1996, by and between Raija Olkkola & Joseph
               Grammel, Co-Trustees of THO Trust and Registrant. (Sterling, MA).*
       10.6    Amendment to Lease Agreement, dated as of May 8, 1996, by and between Corporate Property Associates 8,
               L.P. and the Registrant (Sterling, MA).*
       10.7    Value Creation Plan of the Registrant.*
       10.8    High Voltage Engineering Corporation Employment Agreement, by and between Registrant and Russell L.
               Shade, Jr., dated as of February 24, 1998.**
       10.9    Agreement and Plan of Merger, dated as of May 7, 1997, by and between PHI Acquisition Holdings, Inc.
               and Chase Venture Capital Associates, L.P.*
         12    Statement of Computation of Financial Ratios.
       21.1    List of Subsidiaries.
       24.1    Power of Attorney (included in signature page to Form 10-K).
         27    Financial Data Schedule.

------------------------

* Incorporated by reference from the Registrant's Registration Statement No. 333-33969, on Form S-4, filed by the Registrant with respect to $135,000,000 aggregate principal amount of the Registrant's 10 1/2% Senior Notes due 2004.

** Incorporated by reference from the Registrant's Registration Statement No. 333-51643, on Form S-4, filed by the Registrant with respect to $20,000 aggregate principal amount of the Registrants 10 1/2% Senior Notes due 2004.

(b) All schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HIGH VOLTAGE ENGINEERING CORPORATION

                                By:             /s/ LAURENCE S. LEVY
                                     -----------------------------------------
                                        Laurence S. Levy, CHAIRMAN OF BOARD,
                                              CHIEF EXECUTIVE OFFICER
                                                 AND VICE PRESIDENT

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Clifford Press, Laurence S. Levy, Joseph W. McHugh, Jr. and Ronald R. Fortier, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with the authority to execute in the name of each such person, including exhibits thereto and other documents therewith, any and all amendments to this Report on Form 10-K necessary or advisable to enable the Form 10-K to comply with the Securities Act of 1933, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof which amendments may make such other changes in the Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ LAURENCE S. LEVY       Chairman of the Board,
------------------------------    Chief Executive Officer,      July 22, 1998
       Laurence S. Levy           Vice President

      /s/ CLIFFORD PRESS        Deputy Chairman of the
------------------------------    Board, President              July 22, 1998
        Clifford Press

       /s/ EDWARD LEVY          Director
------------------------------                                  July 22, 1998
         Edward Levy

    /s/ H. CABOT LODGE III      Director
------------------------------                                  July 22, 1998
      H. Cabot Lodge III

  /s/ RUSSELL L. SHADE, JR.     Director
------------------------------                                  July 22, 1998
    Russell L. Shade, Jr.

                                Vice President and Chief
  /s/ JOSEPH W. MCHUGH, JR.       Financial Officer
------------------------------    (principal financial and      July 22, 1998
    Joseph W. McHugh, Jr.         accounting officer)

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                                                                                                               PAGE
                                                                                                            -----------
Consolidated Financial Statements--April 27, 1996, April 26, 1997, April 25, 1998
  Report of Grant Thornton LLP, Independent Certified Public Accountants..................................         F-2
  Consolidated Balance Sheets.............................................................................         F-3
  Consolidated Statements of Operations...................................................................         F-4
  Consolidated Statements of Stockholders' Deficiency.....................................................         F-5
  Consolidated Statements of Cash Flows...................................................................         F-6
  Notes to Consolidated Financial Statements..............................................................         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
High Voltage Engineering Corporation

    We have audited the accompanying consolidated balance sheets of High Voltage Engineering Corporation and Subsidiaries as of April 26, 1997 and April 25, 1998 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended April 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 financial statements of Physical Electronics, Inc. and Subsidiaries, a wholly-owned subsidiary acquired on August 8, 1997, which reflect total assets and revenues constituting 31% and 22%, respectively, of the consolidated totals. Those statements were audited by other auditors whose report thereon has been furnished to us and our opinion, insofar as it relates to the amounts included for Physical Electronics, Inc. and Subsidiaries, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of High Voltage Engineering Corporation and Subsidiaries as of April 26, 1997 and April 25, 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 25, 1998, in conformity with generally accepted accounting principles.

Boston, Massachusetts                       GRANT THORNTON LLP
June 12, 1998

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                            APRIL 26,   APRIL 25,
                                                                                               1997        1998
                                                                                            ----------  ----------
                                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents...............................................................  $    1,542  $   16,518
  Restricted cash.........................................................................       2,210      14,671
  Accounts receivable--net of allowance for doubtful accounts.............................      33,333      59,403
  Refundable income taxes.................................................................          --         626
  Inventories.............................................................................      22,334      36,136
  Prepaid expenses and other current assets...............................................       1,164       2,018
                                                                                            ----------  ----------
      Total current assets................................................................      60,583     129,372
PROPERTY, PLANT AND EQUIPMENT--Net........................................................      30,966      54,161
INVESTMENT IN JOINT VENTURE...............................................................          --       1,735
ASSETS HELD FOR SALE......................................................................       5,248       3,830
OTHER ASSETS--Net.........................................................................       7,432      17,158
COST IN EXCESS OF NET ASSETS ACQUIRED.....................................................       9,358      25,148
                                                                                            ----------  ----------
                                                                                            $  113,587  $  231,404
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Current maturities of long-term debt obligations........................................  $    2,609  $    1,351
  Foreign credit line.....................................................................       2,284       2,002
  Accounts payable........................................................................      17,199      22,923
  Accrued interest........................................................................       8,394       3,118
  Accrued liabilities.....................................................................      12,000      26,932
  Advance payments by customers...........................................................       5,294       6,613
  Federal, foreign and state income taxes payable.........................................       1,261       2,369
  Deferred income taxes...................................................................       2,171       1,641
                                                                                            ----------  ----------
      Total current liabilities...........................................................      51,212      66,949
REDEEMABLE PUT WARRANTS...................................................................       2,800       2,590
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES............................................      80,508     172,976
DEFERRED INCOME TAXES.....................................................................       1,834       2,698
OTHER LIABILITIES.........................................................................       2,495       6,951
REDEEMABLE PREFERRED STOCK (aggregate liquidation preference of $33,000 as of April 25,
  1998)...................................................................................      11,474      30,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock............................................................................           1           1
  Paid-in-capital.........................................................................      17,326      19,527
  Accumulated deficit.....................................................................     (54,104)    (72,603)
  Common stock warrants...................................................................          --       2,200
  Cumulative foreign currency translation adjustment......................................          41        (342)
                                                                                            ----------  ----------
      Total stockholders' deficiency......................................................     (36,736)    (51,217)
                                                                                            ----------  ----------
                                                                                            $  113,587  $  231,404
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEARS ENDED
                                                                         ---------------------------------------
                                                                          APRIL 27,    APRIL 26,     APRIL 25,
                                                                            1996         1997          1998
                                                                         -----------  -----------  -------------
Net sales..............................................................  $   137,007  $   160,847  $     234,380
Cost of sales..........................................................       91,442      108,786        151,360
                                                                         -----------  -----------  -------------
  Gross profit.........................................................       45,565       52,061         83,020
Administrative and selling expenses....................................       30,972       33,174         52,067
Research and development expenses......................................        7,321        8,622         23,763
Restructuring charge...................................................          150           --            293
Reimbursed environmental and litigation costs--net.....................         (450)          26          3,633
Other, net.............................................................        1,163        2,234            540
                                                                         -----------  -----------  -------------
  Income from operations...............................................        6,409        8,005          2,724
Interest expense.......................................................       10,912       11,631         18,819
Interest income........................................................         (278)        (351)        (1,008)
                                                                         -----------  -----------  -------------
  Loss from continuing operations before income taxes, discontinued
    operations and extraordinary item..................................       (4,225)      (3,275)       (15,087)
Income taxes (credit)..................................................       (3,076)           4           (430)
                                                                         -----------  -----------  -------------
  Loss from continuing operations before discontinued operations and
    extraordinary item.................................................       (1,149)      (3,279)       (14,657)
Discontinued operations:
  Income from discontinued operations, net of income taxes.............          551          782            606
  Gain on disposal of discontinued operations, net of income taxes.....        1,633           --          8,771
                                                                         -----------  -----------  -------------
                                                                               2,184          782          9,377

Extraordinary loss, net of income taxes................................         (422)        (259)        (7,464)
                                                                         -----------  -----------  -------------
Net income (loss)......................................................          613       (2,756)       (12,744)
Preferred dividends....................................................         (446)        (479)        (3,085)
Accretion of redeemable preferred stock................................           --           --           (270)
                                                                         -----------  -----------  -------------
Net income (loss) applicable to common stockholders....................  $       167  $    (3,235) $     (16,099)
                                                                         -----------  -----------  -------------
                                                                         -----------  -----------  -------------
Net income (loss) per common share:
  Continuing operations................................................  $ (1,595.00) $ (3,758.00) $  (17,008.50)
  Income from discontinued operations..................................       551.00       782.00         572.24
  Gain on disposal of discontinued operations..........................      1633.00           --       8,282.34
  Extraordinary item...................................................      (422.00)     (259.00)     (7,048.16)
                                                                         -----------  -----------  -------------
  Net income (loss) applicable to common stockholders..................  $    167.00  $ (3,235.00) $  (15,202.08)
                                                                         -----------  -----------  -------------
                                                                         -----------  -----------  -------------
Weighted average common stock outstanding..............................        1,000        1,000          1,059
                                                                         -----------  -----------  -------------
                                                                         -----------  -----------  -------------

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                             (DOLLARS IN THOUSANDS)

                                                                           CUMULATIVE
                                                                             FOREIGN
                                                                 COMMON     CURRENCY
                                COMMON   PAID-IN  ACCUMULATED    STOCK     TRANSLATION
                                STOCK    CAPITAL    DEFICIT     WARRANTS   ADJUSTMENT     TOTAL
                                ------   -------  -----------   --------   -----------   --------
Balance, April 29, 1995.......    $1     $17,326   $(51,036)     $--          $(188)     $(33,897)
Net income, as restated.......                          613                                   613
Preferred stock dividends.....                         (446)                                 (446)
Change in foreign currency
  translation.................                                                  248           248
                                ------   -------  -----------   --------      -----      --------
Balance, April 27, 1996.......     1     17,326     (50,869)      --             60       (33,482)
Net loss......................                       (2,756)                               (2,756)
Preferred stock dividends.....                         (479)                                 (479)
Change in foreign currency
  translation.................                                                  (19)          (19)
                                ------   -------  -----------   --------      -----      --------
Balance, April 26, 1997.......     1     17,326     (54,104)      --             41       (36,736)
Net loss......................                      (12,744)                              (12,744)
Preferred stock dividends.....                       (3,085)                               (3,085)
Accretion of redeemable
  preferred stock.............                         (270)                                 (270)
Distribution to fund Letitia
  common stock repurchase.....                       (2,400)                               (2,400)
Change in foreign currency
  translation.................                                                 (383)         (383)
Common stock warrants.........                                    2,200                     2,200
Proceeds from issuance of
  common stock................            2,201                                             2,201
                                ------   -------  -----------   --------      -----      --------
Balance, April 25, 1998.......    $1     $19,527   $(72,603)     $2,200       $(342)     $(51,217)
                                ------   -------  -----------   --------      -----      --------
                                ------   -------  -----------   --------      -----      --------

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                                            YEARS ENDED
                                                                                               -------------------------------------
                                                                                                APRIL 27,    APRIL 26,    APRIL 25,
                                                                                                  1996         1997         1998
                                                                                               -----------  -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents Cash flows from operating activities:
  Net income (loss)..........................................................................   $     613    $  (2,756)   $ (12,744)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item, net of income taxes..................................................         422       --            1,574
    Depreciation and amortization............................................................       4,134        4,376        8,133
    Write-off of other assets and purchased research and development.........................       1,200       --            8,100
    Non-cash interest........................................................................       2,533        2,897        3,079
    Deferred income taxes....................................................................      (2,714)      (1,143)         803
    Undistributed earnings of affiliate......................................................         (88)        (201)        (175)
    (Gain) loss on sale of discontinued operations...........................................      (1,633)      --           (8,771)
    (Gain) loss on sale of assets and other..................................................         (37)        (186)      (1,229)
    Change in assets and liabilities, net of effects of business acquisitions and divestitures:
      Accounts receivable....................................................................      (7,547)         257       (8,730)
      Refundable income taxes................................................................         997       --            1,968
      Inventories............................................................................      (5,754)      (1,482)       5,088
      Prepaid expenses and other current assets..............................................          67          857          (31)
      Other assets...........................................................................        (576)      (3,094)      (2,902)
      Accounts payable, accrued interest and accrued liabilities.............................         893        1,868        2,133
      Advance payments by customers..........................................................       2,511       (1,030)        (161)
      Federal, foreign and state income taxes payable........................................      (1 381)         264       (5,139)
                                                                                               -----------  -----------  -----------
        Net cash provided by (used in) operating activities..................................      (6,360)         627       (9,004)
                                                                                               -----------  -----------  -----------
Cash flows from investing activities:
  Additions to property, plant and equipment.................................................      (5,791)      (3,516)      (6,146)
  Proceeds from sales of discontinued operation..............................................      11,000       --           20,075
  Proceeds from sales of assets and other, net of expenses...................................         402          260        4,138
  Acquisition of Stewart Warner, net of cash acquired........................................      --           --          (24,690)
  Acquisition of Physical Electronics, net of cash acquired..................................      --           --          (54,272)
  Other......................................................................................         118          190         (117)
                                                                                               -----------  -----------  -----------
        Net cash provided by (used in) investing activities..................................       5,729       (3,066)     (61,012)
                                                                                               -----------  -----------  -----------
Cash flows from financing activities:
  Cash overdraft.............................................................................       2,416       (1,306)        (363)
  Proceeds from the issuance of long-term obligations, net of issuance costs.................       4,813       66,267      147,597
  Proceeds from the issuance of preferred stock, net of issuance costs.......................      --           --           29,392
  Proceeds from the issuance of common stock.................................................      --           --            2,200
  Proceeds from the issuance of redeemable put warrants and common stock warrants............      --            2,413        2,200
  Net proceeds/(payments) from foreign credit line...........................................         663         (469)        (282)
  Net (increase) decrease in restricted cash.................................................      (1,696)       2,385      (12,461)
  Net proceeds/(payments) under senior credit agreement......................................        (515)      (2,957)      (7,702)
  Distribution to fund Letitia common stock repurchase.......................................      --           --           (2,250)
  Cash dividends paid........................................................................      --           --           (2,142)
  Redemption of redeemable put warrants......................................................      --           --           (2,500)
  Redemption of redeemable preferred stock...................................................      --           --          (11,621)
  Principal payments on long-term obligations................................................      (3,828)     (64,440)     (56,609)
                                                                                               -----------  -----------  -----------
        Net cash provided by financing activities............................................       1,853        1,893       85,459
                                                                                               -----------  -----------  -----------
Effect of foreign exchange rate changes on cash..............................................         380          (19)        (467)
                                                                                               -----------  -----------  -----------
        Net increase (decrease) in cash and cash equivalents.................................       1,602         (565)      14,976
Cash and cash equivalents, beginning of year.................................................         505        2,107        1,542
                                                                                               -----------  -----------  -----------
Cash and cash equivalents, end of year.......................................................   $   2,107    $   1,542    $  16,518
                                                                                               -----------  -----------  -----------
                                                                                               -----------  -----------  -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest.................................................................................   $   8,272    $   7,568    $  21,014
    Income taxes.............................................................................         408        1,246        1,043
Supplemental Schedule of Non-cash Investing and Financing Activities:
  Preferred stock dividends-in-kind and issuable preferred stock dividends-in-kind...........   $     446    $     479    $     942
  Leased asset additions.....................................................................         172        1,494          635
  Transfer from property, plant and equipment to assets held for sale, net...................       1,178       (1,378)      --
  Fixed assets transferred to inventory......................................................      --           --              740

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

NATURE OF OPERATIONS

    The Company operates a diversified portfolio of specialty industrial manufacturing businesses with multiple product lines that serve a broad spectrum of original equipment manufacturers and end-users. Business and customer concentration is minimal due to the diversified nature of its portfolio of businesses, with respect to products sold and end-markets served on a world-wide basis. Examples of end-markets served include process automation, freshwater and wastewater treatment, petrochemicals, semiconductor fabrication, chemical, construction, agriculture, materials handling, computers, telecommunications, medical equipment, scientific and educational research.

FINANCIAL STATEMENT PRESENTATION

    High Voltage Engineering Corporation (the "Company") is 92.4% owned by Letitia Corporation ("Letitia"). The Company's wholly owned subsidiaries include Datcon Instrument Company and subsidiaries, High Voltage Engineering Europa B.V., a subsidiary of HIVEC B.V., Halmar Robicon Group, Inc., Physical Electronics, Inc. and subsidiaries and Anderson Interconnect, Inc.

    The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries after elimination of material intercompany transactions and balances.

    The Company owns 49% of an affiliated company which is accounted for using the equity method. Separate disclosure is not presented as the amounts are not significant.

ACCOUNTING PERIOD

    The Company operates on a 52 or 53 week fiscal period. Each of the fiscal periods presented are 52 week periods.

REVENUE RECOGNITION

    Revenue is recognized when goods are shipped and the risk of loss passes to the customer or in the case of significant long-term contracts on the percentage-of-completion method. Provisions for estimated losses on long-term contracts are charged to operations when identified.

    When customers, under the terms of specific orders, request that the Company manufacture, invoice and ship goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At the time such goods are ready for delivery, title and risk of ownership pass to the customer.

    Accounts receivable include retainages of approximately $1,279 and $1,900 as of April 26, 1997 and April 25, 1998, respectively. Bill and hold receivables were not significant as of April 26, 1997 and April 25, 1998.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A summary of activity in the allowance for doubtful accounts is as follows:

                                                                                             YEARS ENDED
                                                                                -------------------------------------
                                                                                 APRIL 27,    APRIL 26,    APRIL 25,
                                                                                   1996         1997         1998
                                                                                -----------  -----------  -----------
Balance at beginning of year..................................................   $     973    $   1,973    $   1,857
Provision.....................................................................       1,412          813          703
Charge-offs, net of recoveries................................................        (412)        (929)        (475)
                                                                                -----------  -----------  -----------
Balance at end of year........................................................   $   1,973    $   1,857    $   2,085
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

CASH EQUIVALENTS

    For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

    Cash overdrafts included in trade accounts payable were $2,281 and $1,918 at April 26, 1997 and April 25, 1998, respectively.

    At April 26, 1997 and April 25, 1998, cash in the amounts of $2,712 and $3,762, respectively, was in uninsured foreign bank accounts, including $2,210 and $2,578, respectively which was used for collateral for a bank guarantee facility for customer advances. See note B for other restricted cash.

INVENTORIES

    Inventories are primarily stated at the lower of cost (first-in, first-out or average cost method) or market. Certain inventories are stated at the lower of cost or market determined by the last-in, first-out method. The amount by which the replacement cost exceeds the LIFO value was not material at April 25, 1998.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, while accelerated methods are used for tax purposes. Future income taxes resulting from depreciation temporary differences have been provided for as deferred income taxes.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation is based upon the following estimated useful lives:

                                                                               30 to 40
Building and building improvements...........................................  years
Leasehold improvements.......................................................  5 to 20 years
Machinery and equipment......................................................  2 to 15 years

COST IN EXCESS OF NET ASSETS ACQUIRED

    The cost in excess of net assets acquired (goodwill) is amortized on a straight-line basis over the expected period of benefit of twenty to forty years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected undiscounted future operating cash flows derived from such goodwill is less than the carrying value.

INTANGIBLE ASSETS

    Costs incurred to obtain debt financing are amortized over the expected term of the related debt. Amortization of deferred financing costs is recorded as interest expense. The costs associated with non-compete and consulting agreements are amortized over the period to which the agreements relate. Patents are amortized on a straight line basis over the remaining legal lives.

LONG-TERM COMPENSATION PLAN

    Costs associated with a Valuation Creation Plan ("VCP") which provides long-term compensation for key individuals are recorded, on a quarterly basis, based on the formula as defined in the VCP.

FOREIGN CURRENCY TRANSLATION

    Foreign subsidiaries primarily use the local currency as their functional currency. Assets and liabilities of these entities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. The resulting translation adjustments are accumulated in a separate component of stockholders' deficiency and are included in operations only upon the sale or liquidation of the underlying foreign investment. Revenue and expense transactions are translated at the weighted average exchange rates for the fiscal month in which the transaction occurred. The financial statements of subsidiaries operating in highly inflationary economies use the U.S. dollar as the functional currency. Property and accumulated depreciation is translated at historical rates; other assets and liabilities principally at rates in effect at the balance sheet date; and income and expense accounts, other than depreciation and amortization; at average rates of exchange in effect during the year. Gains and losses resulting from the remeasurement are included in the statement of operations as exchange gains and losses.

DERIVATIVES

    The Company enters into forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. All forward exchange contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. If a derivative contract terminates prior to maturity, the investment is

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) shown at its fair value with the resulting gain or loss reflected in operating results. Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in income currently.

    At April 25, 1998, the notional amounts of forward exchange contracts, primarily to sell U.S. Dollars and Japanese yen, totaled $2,309. All of these contracts mature in fiscal year 1998. Deferred unrealized losses from hedging firm commitments are immaterial.

    The Company's forward exchange contracts contain credit risk in that its banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

    The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

CERTAIN RISKS AND CONCENTRATION

    The Company operates in highly competitive and rapidly changing markets and some competitors have substantially greater sales and financial resources. Entry into the market by new competition or the development of new technologies could adversely affect operating results. Significant concentration of credit risk is with trade receivables, which is somewhat mitigated due to the Company's diversity of regions and customers.

    The Company has manufacturing operations in four foreign countries (Spain, Ireland, the Netherlands and Mexico). Risks inherent in foreign operations include changes in social, political and economic conditions, changes in currency exchange rates, changes in the laws and policies that govern foreign investments in countries and to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

    The Company has made significant acquisitions which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company's existing businesses.

LIQUIDITY

    The Company believes that its current financing together with internally generated funds will be sufficient to fund its operations over the next twelve months.

USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse, subject to a valuation allowance.

    Deferred income taxes result from changes in deferred tax assets, deferred tax liabilities and changes in the valuation allowance. Income tax expense consists of the taxes payable for the year and deferred income taxes as discussed above.

NET INCOME (LOSS) PER SHARE

    During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the calculation of earnings per share to be more consistent with countries outside the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding, while diluted EPS is computed considering the dilution of options and warrants. This statement has been adopted by the Company and all prior periods have been restated. Diluted EPS is not presented because losses from continuing operations exist for fiscal years 1996, 1997 and 1998, and result in an antidilutive effect.

ADVERTISING

    Advertising costs are expensed as incurred. Advertising expense was $1,135, $1,546 and $3,509 for the fiscal years 1996, 1997 and 1998, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred.

ENVIRONMENTAL EXPENDITURES

    Costs associated with remediation activities are expensed. Liabilities relating to probable remedial activities are recorded when the cost of such activities can be reasonably estimated. The liability is discounted when the amount and timing of the cash payments for that remediation site are fixed or reliably determinable. The liabilities are adjusted as further information develops or circumstances change.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents approximates fair value. The fair value of notes receivable which approximates carrying value is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the parties to the notes receivable.

    The carrying amounts of borrowings under short-term revolving credit agreements, and variable rate long-term debt instruments approximate their fair value as the floating rates applicable to the financial instruments reflect changes in overall market interest rates. The fair value of other long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt is

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimated based on the quoted market prices for the same or similar issues. At April 26, 1997, the carrying amount and estimated fair value of long-term debt was $83,117 and $82,196, respectively. At April 25, 1998, the carrying amount and estimated fair value of long-term debt was $174,327 and $179,012, respectively.

    The carrying value of the redeemable put warrants approximates the fair value based on estimates prepared by management.

    The Company believes that it is not practical to estimate a fair value different from the carrying value of its redeemable preferred stock at April 26, 1997, as these securities were issued to Letitia, a related party, and had numerous unique features. The fair value of the Company's redeemable preferred stock at April 25, 1998, is estimated based on the quoted market prices for the same or similar issues. At April 25, 1998, the carrying amount and estimated fair value of redeemable preferred stock was $30,457 and $34,403, respectively.

    The estimate fair value of forward currency exchange contracts is calculated using the exchange rate at the Company's year end as quoted by the respective brokers and at April 25, 1998 was approximately $2,272.

    Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information. In February of 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" which revises employers' disclosures about pension and other post-retirement benefit plans. The Company will adopt these standards in fiscal year 1999 and does not believe adoption will have a material change to its financial statement disclosures.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal years 1996 and 1997 consolidated financial statements in order to conform with the current year's presentation.

NOTE B--ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

    On August 8, 1997, the Company acquired PHI Acquisition Holdings, Inc. through a merger with and into Physical Electronics, Inc. ("PHI"), a wholly-owned subsidiary of the Company. Under the Agreement and Plan of Merger, the shareholders of PHI received in exchange for their stock an aggregate of $54,536 in cash. The $54,536 was reduced by the payment of PHI's debt, certain transaction costs, and contractual payments to the current and former Chief Executive Officer of PHI.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS AND DIVESTITURES (CONTINUED)
    On March 19, 1998, a wholly owned subsidiary of the Company acquired, directly or indirectly, all of the outstanding capital stock of Stewart Warner Instrument Corporation ("Stewart Warner"), for $24,721 in cash, subject to a possible reduction based on the net amount of certain of Stewart Warner's assets and liabilities as of the closing date. Pursuant to a Stock Purchase Agreement, the sellers have agreed to indemnify the Company, up to an aggregate of $5,000, for breaches of representations and warranties. Most of these representations and warranties will expire on the first anniversary of the closing.

    The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of the acquisitions. The excess of the purchase prices over the fair value of the net assets acquired has been recorded as goodwill, which will be amortized on a straight-line basis over 20 years. The amount of goodwill amortization for fiscal year 1998 was $393.

    The net purchase price was allocated as follows:

                                                                                              STEWART
                                                                                   PHI        WARNER       TOTAL
                                                                                ----------  -----------  ----------
Working capital, other than cash acquired.....................................  $   33,707   $   8,733   $   42,440
Property, plant and equipment.................................................      18,822       5,856       24,678
Other assets..................................................................      14,696       2,300       16,996
Cost in excess of assets acquired.............................................       8,985      14,571       23,556
Other liabilities.............................................................     (21,938)     (6,770)     (28,708)
                                                                                ----------  -----------  ----------
Purchase price, net of cash received..........................................  $   54,272   $  24,690   $   78,962
                                                                                ----------  -----------  ----------
                                                                                ----------  -----------  ----------

    The operating results of theses acquired businesses have been included in the consolidated statement of operations from the dates of acquisition. The following pro forma financial information illustrates the effects of the acquisitions of PHI and Stewart Warner after giving effect to the impact of certain adjustments, such as amortization, depreciation, certain purchase accounting adjustments and the expense resulting from the incremental indebtedness incurred to finance the acquisitions. The effects of certain nonrecurring charges to historical earnings resulting from the transactions have been reversed. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $252,894 and $280,744 for the fiscal years 1997 and 1998, respectively. Consolidated pro forma loss from continuing operations before discontinued operations and extraordinary item would have been $8,076 and $11,620 for the fiscal years 1997 and 1998, respectively. Consolidated pro forma net loss applicable to common stockholders would have been $12,105 and $14,643 for the fiscal years 1997 and 1998, respectively. Consolidated pro forma net loss per common share applicable to common shareholders would have been $12,105.00 and $13,827.20 for the fiscal years 1997 and 1998, respectively. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

DIVESTITURES

    On April 15, 1998, the Company sold all the assets and ordinary course business trade payables and capital and operating lease obligations of its General Eastern Instruments division. The price for General

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS AND DIVESTITURES (CONTINUED)
Eastern assets was $21,000, paid in cash, including $3.0 million in consideration for an agreement on the part of the Company not to compete in the conduct of the business of General Eastern for three years after the closing. Of the aggregate $21,000 received by the Company in connection with the sale, $850 was placed into escrow for a limited period to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments. The Company recorded a gain on the disposal of $8,771, net of taxes and transaction related expenses. Revenues applicable to discontinued operations were approximately $12,093, $12,256 and $12,520 for fiscal years 1996, 1997 and 1998, respectively.

    The cash received by the Company in connection with the disposition of General Eastern is subject to a covenant of the 1998 Senior Notes Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the 1998 Senior Notes within 180 days, (ii) contractually commit to make an acquisition relating to the Company's presently conducted business within 180 days or (iii) offer to repurchase the 1998 Senior Notes pursuant to an Excess Proceeds Offer (as defined under the Indenture). While the Company has and may continue to explore acquisition possibilities the Company has no definitive plans for the use of the cash proceeds from the disposition of General Eastern and unless the Company develops a plan for such proceeds in the interim, the Company will be required to commence an offer to repurchase the 1998 Senior Notes on October 15, 1998. The Company has classified $12.1 million as restricted cash to reflect Asset Sale Proceeds, as defined under the Indenture.

    During fiscal year 1996, the Company sold substantially all of the assets of the Specialty Connector Company division in exchange for cash proceeds totaling $11,000. The Company recorded a gain on disposal of $1,633, net of taxes. Revenues applicable to discontinued operations were approximately $6,900 for fiscal year 1996.

NOTE C--INVENTORIES

    Inventories consisted of the following as of:

                                                                                             APRIL 26,    APRIL 25,
                                                                                               1997         1998
                                                                                            -----------  -----------
Raw materials.............................................................................   $  14,912    $  20,232
Work in process...........................................................................       3,977        6,509
Finished goods............................................................................       3,445        9,395
                                                                                            -----------  -----------
Total.....................................................................................   $  22,334    $  36,136
                                                                                            -----------  -----------
                                                                                            -----------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE D--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following as of:

                                                                                             APRIL 26,    APRIL 25,
                                                                                               1997         1998
                                                                                            -----------  -----------
Land and land improvements................................................................   $   5,788    $   7,285
Buildings and building improvements.......................................................      16,494       23,826
Machinery and equipment...................................................................      30,681       48,342
Construction in progress..................................................................         644          829
                                                                                            -----------  -----------
    Total.................................................................................      53,607       80,282
Less accumulated depreciation and amortization............................................     (22,641)     (26,121)
                                                                                            -----------  -----------
    Total.................................................................................   $  30,966    $  54,161
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    Property under capital leases is included in these amounts (see note N).

NOTE E -- OTHER NON-CURRENT ASSETS

INVESTMENT IN JOINT VENTURE

    In connection with the acquisition of PHI, the Company acquired a 50% interest in a joint venture which is being accounted for under the equity method. During the fiscal year 1998, the Company recorded a loss of $109, related to this investment.

ASSETS HELD FOR SALE

    At April 26, 1997 and April 25, 1998, assets held for sale consisted of former manufacturing facilities. These properties are recorded at the lower of the carrying amount or fair value less costs to sell. It is reasonably possible that the proceeds from the sales of these properties will differ significantly from the carrying amount and additional losses may be recorded.

    During fiscal year 1998, a facility was sold for cash total approximately $2,100. The Company recorded a gain of $639, net of expenses.

    At April 25, 1998, assets held for sale consist of two properties leased to third parties One lease is for a term of five years which commenced in March, 1997 with annual payments of $336 in year one, $360 in year two, $468 in year three, $528 in year four and $567 in year five. This lease contains a buyout provision. The other lease also has a five year term which commenced in November, 1995 with annual payments of $120.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE E -- OTHER NON-CURRENT ASSETS (CONTINUED)
COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS

    Other assets and costs in excess of net assets acquired consisted of the following as of:

                                                            APRIL 26,
                                                              1997                    APRIL 25, 1998
                                                           -----------  ------------------------------------------
                                                               NET                                         NET
                                                            CARRYING       GROSS       ACCUMULATED      CARRYING
                                                             AMOUNT       AMOUNT       AMORTIZATION      AMOUNT
                                                           -----------  -----------  ----------------  -----------
Cost in excess of net assets acquired (note B)...........   $   9,358    $  28,050      $   (2,902)     $  25,148
                                                           -----------  -----------        -------     -----------
                                                           -----------  -----------        -------     -----------

Deferred financing costs (note F)........................   $   3,588    $   9,194      $   (1,399)     $   7,795
Covenant not-to-compete..................................         426        1,280          (1,280)        --
Prepaid consulting agreement.............................         267          800            (800)        --
Prepaid pension cost (note J)............................       2,119        2,258          --              2,258
Patents (note B).........................................      --            7,023            (441)         6,582
Other....................................................       1,032          535             (12)           523
                                                           -----------  -----------        -------     -----------
  Total..................................................   $   7,432    $  21,090      $   (3,932)     $  17,158
                                                           -----------  -----------        -------     -----------
                                                           -----------  -----------        -------     -----------

    Amortization expense was $1,729, $1,664 and $2,699 for fiscal years 1996, 1997 and 1998, respectively.

NOTE F--LONG-TERM OBLIGATIONS AND FOREIGN CREDIT LINE

    On May 9, 1996, the Company entered into new revolving and long-term credit agreements which refinanced existing indebtedness.

    On August 8, 1997, the Company completed a Rule 144A offering whereby the Company issued $135,000 of 10.5% Senior Notes, due 2004 and $35,200 representing 33,000 units consisting of 33,000 shares of Series A Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock of the Company and 82.7429 shares of common stock of the Company. Management assigned an initial value of $2,200 to the warrants for financial reporting purposes based of the fair value of common stock issued concurrently. The Company also entered into a $25,000 revolving credit facility. Both of these financings closed simultaneous with the acquisition of PHI, and were used to finance the PHI acquisition and repay all the 1996 Senior Indebtedness and all the existing Redeemable Preferred Stock, fund a distribution to Letitia Corporation, repurchased certain Redeemable Put Warrants and settle Contingent Interest Payments ("CIP"). The Company settled the CIP Agreements for a cash payment of $6,750. As a result, the Company recorded interest expense of approximately $951 in fiscal year 1998.

    On March 19, 1998, the Company completed a Rule 144A offering whereby the Company issued $20,000 of 10.5% Senior Notes, due 2004. These Senior Notes were issued at premium of $100 plus accrued interest of $198. This financing closed simultaneous with the acquisition of Stewart Warner, and was used, along with funds from the revolving credit facility to finance the acquisition.

    In connection with the aforementioned refinancings, the Company incurred financing costs of approximately $3,192 and $5,584 in fiscal years 1997 and 1998, respectively. The Company's extraordinary losses relate to the write off of deferred financing costs, prepayment penalties and make whole premiums.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--LONG-TERM OBLIGATIONS AND FOREIGN CREDIT LINE (CONTINUED)
    Long-term obligations consisted of the following as of:

                                                                                            APRIL 26,   APRIL 25,
                                                                                               1997        1998
                                                                                            ----------  ----------
1998 Senior Notes.........................................................................      --      $  155,000
1998 Senior Notes Premium.................................................................      --              98
1996 Senior Credit Agreement..............................................................  $   16,630      --
1996 Senior Secured Notes.................................................................      20,000      --
1996 Senior Unsecured Notes...............................................................       7,000      --
1996 Senior Subordinated Notes (face value $25,000).......................................      19,374      --
Capital lease obligations (note N)........................................................      10,382      10,076
Mortgage notes payable....................................................................       8,035       7,445
Notes payable.............................................................................       1,696       1,708
                                                                                            ----------  ----------
  Total...................................................................................      83,117     174,327
  Less current maturities.................................................................      (2,609)     (1,351)
                                                                                            ----------  ----------
  Long-term obligations, net of current maturities........................................  $   80,508  $  172,976
                                                                                            ----------  ----------
                                                                                            ----------  ----------

1998 CREDIT AGREEMENT

    The 1998 Credit Agreement, as amended, provides for a $25,000 maximum revolving credit facility including a $10,000 sublimit for outstanding letters of credit with principal due at August 1, 2002. Availability under the Credit Agreement is limited to 85% of eligible accounts receivable and 60% of eligible inventory. Letters of credit at April 25, 1998 were $5,056, including $2,720 relating to environmental matters (see note O). There were no borrowings outstanding at April 25, 1998. Interest under the revolving credit facility is computed and payable monthly at the bank's base rate (8.5% at April 25, 1998) plus 0.25% or LIBOR (5.65625% at April 25, 1998) plus 1.5%. The Company is required to pay on a quarterly basis a commitment fee of 0.5% of the available funds. Obligations under the Credit Facility are collateralized under a Security Agreement dated August 8, 1998. This agreement provides for liens on all domestic accounts receivable and inventory.

1998 SENIOR NOTES

    In fiscal year 1998, the Company issued $155,000 of 10.5% Senior Notes, due 2004. The 1998 Senior Notes are general unsecured obligations of the Company and rank senior to any subordinated indebtedness and subordinated to all existing and future secured indebtedness, including the Credit Agreement. Interest is payable semiannually on February 15 and August 15. The 1998 Senior Notes may be redeemed in whole or in part at any time on or after August 15, 2001 at redemption prices expressed as a percentage of the face value of the 1998 Senior Notes plus accrued and unpaid interest.

YEAR                                                                                                    PERCENTAGE
------------------------------------------------------------------------------------------------------  -----------
2001..................................................................................................     105.250%
2002..................................................................................................     102.625%
2003..................................................................................................     100.000%

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--LONG-TERM OBLIGATIONS AND FOREIGN CREDIT LINE (CONTINUED)
    The Company, at its option, may redeem in the aggregate up to 35% of the original principal amount, subject to certain provisions, at any time and from time to time prior to August 15, 2000, at a redemption price equal to 110.500% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date, with the Net Proceeds, as defined, from one or more Qualified Equity Offerings, as defined, of the Company or Letitia Corporation to the extent such proceeds are contributed to the Company as common equity.

    The Company is obligated in certain instances to make an offer to purchase the Senior Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date, with the Available Asset Sale Proceeds, as defined, of certain asset sales.

    Upon occurrence of a Change of Control, as defined, each holder of the 1998 Senior Notes will be entitled to require the Company to purchase such holder's 1998 Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

RESTRICTIVE COVENANTS

    The 1998 Credit Agreement, the 1998 Senior Notes and mortgage notes payable contain restrictive provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material subsidiaries and other matters (see note B and H). The borrowings under certain capital leases contain cross default provisions.

ANNUAL MATURITIES

    Aggregate maturities of long-term obligations are as follows:

FISCAL YEARS
------------------------------------------------------------------------------------------------------
1999..................................................................................................  $    1,351
2000..................................................................................................       2,974
2001..................................................................................................       1,159
2002..................................................................................................       1,014
2003..................................................................................................         916
Thereafter............................................................................................     166,913
                                                                                                        ----------
                                                                                                        $  174,327
                                                                                                        ----------
                                                                                                        ----------

MORTGAGE NOTES PAYABLE

    The mortgage notes generally are due April 1999, June 2004, September 2009, July 2011 and January 2016, and bear interest between 2% and 9.75% (weighted average interest rate of 6.4% at April 25, 1998). The notes are collateralized by land and buildings with a net book value of approximately $10,317 as of April 25, 1998. Certain of these mortgages were issued through the Pennsylvania Economic Development Financing Authority and the Pennsylvania Industrial Development Authority in conjunction with the construction of a new facility for a subsidiary of the Company. The subsidiary may prepay the

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--LONG-TERM OBLIGATIONS AND FOREIGN CREDIT LINE (CONTINUED) mortgage before maturity, subject to a prepayment premium ranging from 101% to 105% of the principal amount thereof.

REDEEMABLE PUT WARRANTS

    In connection with the sale of the 1996 Senior Subordinated Notes, the Company issued to such noteholders warrants to purchase and aggregate of 142.86 shares of the Company's Common Stock subject to a dilution adjustment, as defined, which represented 12.5% of the fully diluted common stock, at an exercise price of $0.01 per share. On August 8, 1998 the Company purchased 71.43 shares representing 6.25% of then outstanding Common Stock on a fully diluted basis for $2,500. The remaining warrants expire on May 9, 2004. In the event the Company does not consummate an initial public offering of its common stock prior to May 1, 2000, the holders of the warrants may "put" the warrants to the Company at amounts which are the greater of the then appraised value or by formula as defined in the agreement. Included in interest expense is $387 and $2,290 in fiscal years 1997 and 1998, respectively, reflecting changes in the value of the warrants. It is reasonably possible that the value of the warrants will differ significantly from the carrying amount and additional adjustments may be recorded.

FOREIGN CREDIT LINE

    At April 25, 1998, the foreign credit line outstanding balance is $2,002. The borrowing bears interest at 10% per annum, and matures at the earlier of the collection of the receivables securing the credit line or 120 days.

NOTE G--ACCRUED LIABILITIES AND OTHER LIAILITIES

    Accrued liabilities consisted of the following:

                                                                                             APRIL 26,    APRIL 25,
                                                                                               1997         1998
                                                                                            -----------  -----------
Employee compensation, including long term compensation (see note J)......................   $   5,158    $  10,451
Product warranty costs....................................................................         921        3,877
Deferred maintenance revenue..............................................................      --            3,612
Other.....................................................................................       5,921        8,992
                                                                                            -----------  -----------
    Total.................................................................................   $  12,000    $  26,932
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    Other liabilities consisted of the following:

                                                                                             APRIL 26,    APRIL 25,
                                                                                               1997         1998
                                                                                            -----------  -----------
Environmental cleanup and related litigation costs (note O)...............................   $   3,267    $   5,103
Other.....................................................................................       1,739        4,605
                                                                                            -----------  -----------
    Total.................................................................................       5,006        9,708
    Less current portion included in accrued liabilities..................................      (2,511)      (2,757)
                                                                                            -----------  -----------
                                                                                             $   2,495    $   6,951
                                                                                            -----------  -----------
                                                                                            -----------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--REDEEMABLE PREFERRED STOCK

    On August 8, 1997, in connection with the refinancing of substantially all of the Company's existing indebtedness and the acquisition of PHI, the Company redeemed all the outstanding shares of its Series B Preferred Stock and Series C Preferred Stock, amended its Articles of Incorporation to terminate the Series A Junior Participating Preferred Stock and established Series A Redeemable Preferred Stock and Series A Exchange Redeemable Preferred Stock. The Company issued 33,000 shares Series A Redeemable Preferred Stock that was subsequently exchanged for Series A Exchange Redeemable Preferred Stock.

    Redeemable Preferred Stock consisted of the following:

                                                                                                    SHARES ISSUED
                                                                                                     AND ISSUABLE
                                                                                               ------------------------
                                                                      PAR          SHARES       APRIL 26,    APRIL 25,
                                                                     VALUE       AUTHORIZED       1997         1998
                                                                  -----------  --------------  -----------  -----------
Series A........................................................   $       1         25,000        --           --
Series B........................................................   $       1         30,000        25,705       --
Series C........................................................   $       1         10,000         6,724       --
Series A Exchange Redeemable Preferred Stock....................   $       1        110,000        --           33,000

    Changes in Redeemable Preferred Stock (issued and issuable) were as follows:

                                                                     SERIES A     SERIES B     SERIES C      TOTAL
                                                                    -----------  -----------  -----------  ----------
Balance at April 27, 1996.........................................   $  --        $   4,750    $   6,245   $   10,995
Dividends declared................................................      --           --              479          479
                                                                    -----------  -----------  -----------  ----------
Balance at April 26, 1997.........................................      --            4,750        6,724       11,474
Issued............................................................      29,392       --           --           29,392
Preferred stock dividends.........................................         795       --              147          942
Accretion of redeemable preferred stock...........................         270       --           --              270
Shares redeemed...................................................                   (4,750)      (6,871)     (11,621)
                                                                    -----------  -----------  -----------  ----------
Balance at April 25, 1998.........................................   $  30,457    $  --        $  --       $   30,457
                                                                    -----------  -----------  -----------  ----------
                                                                    -----------  -----------  -----------  ----------

DIVIDENDS AND REDEMPTIONS

    On February 17, 1998, in connection with a misinterpretation of certain provisions of the Indenture, the Company paid a cash dividend in the amount of $2,143 to the holders of the Series A Preferred Stock pursuant to the terms thereof. The payment constituted a Restricted Payment that was at the time prohibited under the terms of the Indenture and thus constituted a default thereunder. On March 13, 1998, the Company obtained a waiver of this default.

    Dividends on Series A Exchange Redeemable Preferred Stock are cumulative and accrue at a rate of 12 1/2% per annum on the liquidation preference of $1,000 per share and are paid semiannually on February 15 and August 15. Dividends are payable in cash or additional shares at the Company's option, on any dividend payment date, occurring on or prior to August 15, 2002, except to the extent restricted by other agreements of the Company. If any dividend payable on any dividend payment date subsequent to August 15, 2000 is not paid in full in cash, the per annum dividend rate will be increased by 0.50% from such dividend payment date, and following two such non-cash payments, the per annum dividend rate will be

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--REDEEMABLE PREFERRED STOCK (CONTINUED) increased by 1.00% for each additional semiannual period in which such non-cash payment occurs, up to a maximum of 2.0%. After the date on which such dividend default is cured, the dividend rate will revert to the original rate. After August 15, 2002, dividends must be paid in cash. Holders of Series A Exchange Redeemable Preferred Stock have preference as to payments of dividends over holders of common stock.

REDEMPTION PROVISIONS

    Except to the extent restricted by other agreements, the Series A Exchange Redeemable Preferred Stock has the following redemption preferences. The Company may redeem the Series A Exchange Redeemable Preferred Stock in whole or in part at any time on or after August 15, 2002 at redemption prices expressed as a percentage of the liquidation preference plus accrued and unpaid dividends. The Series A Exchange Redeemable Preferred Stock has a mandatory redemption date of August 15, 2005, at a redemption price equal to the liquidation preference together with all accumulated and unpaid dividends.

VOTING RIGHTS

    The holders of Series A Exchange Redeemable Preferred Stock have no voting rights except as provided by law or if: the Company after August 15, 2002 is in arrears in the payment of dividends in an amount equal to or exceeding two quarterly dividend payments; the Company fails to redeem the Series A Exchange Redeemable Preferred Stock on or before August 15, 2007 or fails to discharge any redemption obligation; the Company fails to make an offer to redeem the Series A Exchange Redeemable Preferred Stock in the event of a change of control or fails to purchase shares pursuant to a change of control offer; or the Company is in default of any covenants as defined in the Exchange Description or fails to pay the stated maturity of any indebtedness in excess of $3,000,000. In each event, the holders of the Series A Exchange Redeemable Preferred Stock have the right to elect directors to the board of the Company.

NOTE I--COMMON STOCK AND COMMON STOCK WARRANTS

    At April 26, 1997, the Company had two thousand shares of $.01 par value common stock authorized, and one thousand shares issued and outstanding. On August 11, 1997 the Company amended its Articles of Incorporation to increase the number of shares authorized to 4,000 and issued an additional 82.7429 shares in connection with the refinancing and acquisition of PHI. In connection with the refinancing the Company paid a dividend to Letitia Corporation of $2,250 to fund the repurchase of Letitia Common Stock held by the High Voltage Engineering Corporation Retirement Plan and a proportional accrual of $150 relating to the Redeemable Put Warrants not repurchased. The declaration or payment of dividends is restricted as discussed in notes F and H.

    On August 8, 1997, the Company issued common stock warrants (see note F). Each common stock warrant entitles the holder thereof to purchase .0025 shares of the Company's common stock at an exercise price of $.01 per .0025 shares subject, under certain circumstances, to adjustment or exchange for warrants to purchase shares of common stock of certain of the Company's subsidiaries. The common stock warrants are exercisable through August 15, 2005 and represent 6.6% of the Company's common stock on a fully-diluted basis.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--BENEFIT PLANS

DEFINED BENEFIT PLANS

    The Company and its subsidiaries have a frozen pension plan (a U.S. Pension
Plan). The benefit accruals for certain remaining former employees became frozen in February 1995. Pension costs are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions." Service cost is determined using the projected unit credit actuarial cost method. It is the Company's policy to make annual contributions to the plan in amounts at least equal to the amounts required by law.

    Net pension costs are summarized as follows:

                                                                         YEARS ENDED
                                                            -------------------------------------
                                                             APRIL 27,    APRIL 26,    APRIL 25,
                                                               1996         1997         1998
                                                            -----------  -----------  -----------
Interest cost.............................................   $   1,227    $   1,351    $   1,369
                                                            -----------  -----------  -----------
                                                                 1,227        1,351        1,369
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------
Return on plan assets:
  Actual..................................................   $  (3,834)   $  (2,215)   $  (4,463)
  Deferred................................................       2,592          763        2,955
  Unrecognized loss.......................................      --           --           --
                                                            -----------  -----------  -----------
  Net recognized..........................................      (1,242)      (1,452)      (1,508)
                                                            -----------  -----------  -----------
    Total pension expense.................................   $     (15)   $    (101)   $    (139)
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

    The funded status and prepaid net pension cost are as follows:

                                                                         APRIL 26,    APRIL 25,
                                                                           1997         1998
                                                                        -----------  -----------
Vested and accumulated benefit obligation.............................   $  16,378    $  17,715
                                                                        -----------  -----------
                                                                        -----------  -----------
Fair value of plan assets.............................................   $  17,505    $  20,585
Projected benefit obligation..........................................      16,378       17,715
                                                                        -----------  -----------
Excess of plan assets over projected benefit obligation...............       1,127        2,870
Unrecognized net (gain) loss..........................................         992         (612)
                                                                        -----------  -----------
Prepaid pension cost--(note E)........................................   $   2,119    $   2,258
                                                                        -----------  -----------
                                                                        -----------  -----------
Assumed discount rate.................................................         8.5%         8.0%
Expected rate of return...............................................         9.0%         9.0%

    No compensation increases have been assumed due to the plan being frozen. The plan assets as of April 26, 1997 and April 25, 1998 consisted primarily of equity securities, pooled real estate funds, guaranteed interest contracts, fixed income securities and cash equivalents. The plan held stock in Letitia who is the sole shareholder of the Company. The plan had valued this stock at $2,088 (unaudited) as of April 26, 1997. In connection with the refinancing and the acquisition of PHI, the Company made a distribution of $2,250 to Letitia which was used to repurchase the stock held by the plan.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--BENEFIT PLANS (CONTINUED)
    The Company elected to adopt a revised discount rate in the current year to more accurately reflect market conditions. The Company elected to adopt a revised mortality rate in the prior year to more accurately reflect employees life expectancies.

    In fiscal year 1998, the Company acquired a subsidiary that has a defined benefit pension plan (a non-U.S. Pension Plan) which is covered by a group insurance policy. The plan covers 24 employees. The benefits are based upon the number of years of service and the employees' past compensation.

    The funded status and net pension liability cost are as follows:

                                                                                      APRIL 25,
                                                                                        1998
                                                                                    -------------
Actuarial present value of benefit obligations:
  Vested..........................................................................    $     469
  Nonvested.......................................................................          146
                                                                                          -----
Accumulated benefit obligation....................................................          615
Effect of projected future salary increases.......................................          199
                                                                                          -----
Projected benefit obligation......................................................          814
Fair value of plan assets.........................................................          299
                                                                                          -----
Unfunded Status...................................................................          515
Unrecognized net (gain) loss......................................................       --
                                                                                          -----
Prepaid liability.................................................................    $     515
                                                                                          -----
                                                                                          -----

    Net pension expense includes the following components:

Service cost--benefits earned during the period...................................    $      70
Interest cost on projected benefit obligation.....................................           50
                                                                                          -----
Net pension expense...............................................................    $     120
                                                                                          -----
                                                                                          -----
Assumed discount rate.............................................................          7.0%
Long-term rate of compensation increase...........................................          4.0%

MULTI-EMPLOYER PLAN

    Certain foreign employees participate in a multiemployer pension plan. Foreign pension expense totaled $163, $199 and $176 in fiscal years 1996, 1997 and 1998, respectively.

DEFINED CONTRIBUTION PLANS

    The Company has 401(k) savings plans (the "Plans") covering substantially all U.S. employees. Contributions to the Plans were $1,289, $1,581 and $2,442 in fiscal years 1996, 1997 and 1998, respectively. The Company provides certain other retirement benefits, which are not material, to some former officers and former key management employees which have been provided for in the consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--BENEFIT PLANS (CONTINUED)
LONG-TERM COMPENSATION PLANS

    The Company maintains a Valuation Creation Plan which provides long-term compensation for key individuals. Upon joining the VCP, benefits vest at twenty percent a year and participants can "cash out", as defined, up to fifty percent of their vested value anytime with the remainder paid at retirement or termination. All payments under the VCP are subject to the availability of general funds of the Company. The VCP is a nonqualified and non-funded plan. The Company has accrued $1,266 and $2,750 as of fiscal years 1997 and 1998, respectively and administrative and selling expenses includes $439, $698 and $1,699 for fiscal years 1996, 1997 and 1998, respectively related to VCP. In the event of the sale or certain other changes in ownership of a subsidiary or division, impacted key individuals would become 100% vested. Benefits, if any, would be calculated up to that date based upon fair values as established by the transaction. Such benefits would be charged to operations immediately and may be greater than that which would have been calculated under the original terms of the VCP.

    An officer of the Company is the beneficiary of an incentive compensation plan pursuant to which such officer shall be entitled to receive twenty-two Shadow Stock Units, as defined. Such units vest in yearly increments over a period of five years beginning on April 30, 1998, and each vested stock unit represents the right to receive, following the fifth anniversary after the vesting thereof, an amount of cash equal to the market value of Letitia Common Stock determined as of the end of the most recent prior fiscal quarter. The plan further provides for a stock appreciation arrangement whereby the officer is entitled to receive additional Shadow Stock Units for each year during the term of the plan. The Company has accrued the estimated vested balance.

NOTE K--INCOME TAXES

    The foreign and domestic components of income (loss) from continuing operations before income taxes, discontinued operation and extraordinary item were as follows:

                                                             APRIL 27,    APRIL 26,    APRIL 25,
                                                               1996         1997         1998
                                                            -----------  -----------  -----------
Domestic..................................................   $  (7,938)   $  (5,711)   $ (19,164)
Foreign...................................................       3,713        2,436        4,077
                                                            -----------  -----------  -----------
Total.....................................................   $  (4,225)   $  (3,275)   $ (15,087)
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES (CONTINUED)
    The components of income taxes expense (credit) are:

                                                                         YEARS ENDED
                                                            -------------------------------------
                                                             APRIL 27,    APRIL 26,    APRIL 25,
                                                               1996         1997         1998
                                                            -----------  -----------  -----------
Continuing operations:
  Current:
    Federal...............................................   $  (1,130)   $    (444)   $  (2,175)
    State.................................................          51          322          250
    Foreign...............................................         717        1,269          692
                                                            -----------  -----------  -----------
                                                                  (362)       1,147       (1,233)
                                                            -----------  -----------  -----------
  Deferred (net of impact of valuation allowance):
    Federal...............................................      (3,228)        (592)         161
    Foreign...............................................         514         (551)         642
                                                            -----------  -----------  -----------
                                                                (2,714)      (1,143)         803
                                                            -----------  -----------  -----------
  Total continuing operations.............................      (3,076)           4         (430)
                                                            -----------  -----------  -----------
Discontinued operations:
  Current:
    Federal...............................................       1,131          444        6,516
    State.................................................         200           78        1,150
                                                            -----------  -----------  -----------
  Total discontinued operations:..........................       1,331          522        7,666
                                                            -----------  -----------  -----------
Extraordinary item:
  Current:
    Federal...............................................        (211)        (159)      (4,409)
    State.................................................         (37)      --             (778)
                                                            -----------  -----------  -----------
  Total extraordinary item:...............................        (248)        (159)      (5,187)
                                                            -----------  -----------  -----------
  Total discontinued operations and extraordinary item:...       1,083          363        2,479
                                                            -----------  -----------  -----------
Income taxes (benefit)....................................   $  (1,993)   $     367    $   2,049
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES (CONTINUED)
    Total income taxes (benefit) from continuing operations differed from "expected" income tax expense, computed by applying the U.S. Federal statutory tax rate of 35 percent to income before income tax, as follows:

                                                             APRIL 27,    APRIL 26,    APRIL 25,
                                                               1996         1997         1998
                                                            -----------  -----------  -----------
Federal statutory rate applied to income before income
  taxes, discontinued operations and extraordinary item...   $  (1,479)   $  (1,146)   $  (5,280)
State and local taxes, net of Federal tax benefit.........          80          264          163
Effect of foreign operations..............................         (66)      (1,684)         170
Nondeductible Costs in excess of net assets acquired......         246          234          355
Change in valuation reserve...............................       1,669        3,093          777
Nondeductible purchased research and development cost.....      --           --            2,835
Provision (benefit) for Internal Revenue Service ("IRS")
  examination.............................................      (3,429)        (696)         246
Other items...............................................         (97)         (61)         304
                                                            -----------  -----------  -----------
Income tax expense (benefit)--continuing operations.......   $  (3,076)   $       4    $    (430)
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES (CONTINUED)
    A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The temporary differences which gave rise to the following deferred income tax assets and liabilities are:

                                                                         APRIL 26,    APRIL 25,
                                                                           1997         1998
                                                                        -----------  -----------
Deferred income tax assets:
  Accounts receivable.................................................   $   1,027    $   1,079
  Inventory...........................................................         915        2,767
  Accrued liabilities.................................................       2,858        5,040
  Net operating losses................................................       2,677        2,507
  Tax credits.........................................................       2,873        2,185
  Assets held for sale................................................         580          580
  Accrued interest....................................................       1,074       --
  Other...............................................................          94          420
                                                                        -----------  -----------
    Total gross deferred income tax assets............................      12,098       14,578
  Valuation allowance.................................................      (9,586)     (10,363)
                                                                        -----------  -----------
    Total net deferred income tax assets..............................       2,512        4,215
Deferred income tax liabilities:
  Depreciation........................................................      (2,291)      (3,129)
  Cost in excess of net assets acquired...............................      --             (698)
  Reserve for IRS examination.........................................      (2,382)      (1,873)
  Foreign items.......................................................      (1,090)      (1,732)
  Other...............................................................        (754)      (1,122)
                                                                        -----------  -----------
    Total gross deferred income tax liabilities.......................      (6,517)      (8,554)
                                                                        -----------  -----------
    Net deferred income tax liability.................................   $  (4,005)   $  (4,339)
                                                                        -----------  -----------
                                                                        -----------  -----------

    These deferred income tax assets and liabilities are presented as follows in the consolidated balance sheets:

                                                                         APRIL 26,    APRIL 25,
                                                                           1997         1998
                                                                        -----------  -----------
Current deferred tax liability........................................   $   2,171    $   1,641
Noncurrent deferred tax liability.....................................       1,834        2,698
                                                                        -----------  -----------
                                                                         $   4,005    $   4,339
                                                                        -----------  -----------
                                                                        -----------  -----------

    A valuation allowance against the recoverability of deferred tax assets has been established because more likely than not the Company will not be able to utilize certain credits and net operating loss carryforwards in future years. The Company has offset certain deferred tax liabilities, with deferred tax assets which are expected to generate offsetting deductions within the same periods.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES (CONTINUED)
    A summary of the activity in the allowance for deferred tax assets is as follows:

                                                                         YEARS ENDED
                                                            -------------------------------------
                                                             APRIL 27,    APRIL 26,    APRIL 25,
                                                               1996         1997         1998
                                                            -----------  -----------  -----------
Balance at beginning of period............................   $   4,824    $   6,493    $   9,586
Net change................................................       1,669        3,093          777
                                                            -----------  -----------  -----------
Balance at end of period..................................   $   6,493    $   9,586    $  10,363
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

    During fiscal year 1995, the IRS completed an examination of the Company's income tax returns for the years ended December 1986 through April 1991. During fiscal year 1996, the Company and the IRS reached a proposed settlement of this liability which was subsequently approved by the Joint Committee on Taxation. During fiscal year 1998, the Company and the IRS settled on the interest to be paid related to the assessment. The item was resolved and paid during fiscal year 1998. During fiscal year 1998, the Company filed a ten-year carryback claim for part of its net operating losses which is currently under review by the IRS. No amounts have been recorded for this claim as of April 25, 1998.

    At April 25, 1998, the Company has available net operating loss carryforwards of approximately $6,267 which generally expire in the fiscal year ending in 2007. Such carryforwards are substantially limited upon an "ownership change" as defined in the Internal Revenue Code. No such ownership change is currently anticipated. The Company also has foreign tax credits of $732 the majority of which expire in the fiscal year 2002.

NOTE L--OTHER EXPENSE--NET

    Other expense--net includes the following:

                                                                         YEARS ENDED
                                                            -------------------------------------
                                                             APRIL 27,    APRIL 26,    APRIL 25,
                                                               1996         1997         1998
                                                            -----------  -----------  -----------
Writedown of assets held for sale.........................   $   1,200    $  --        $  --
Net gain on disposition of miscellaneous assets...........         (83)        (230)        (621)
Division relocation and moving costs......................         103       --           --
Facilities (income) expense (note E)......................         (57)         319         (390)
Aborted acquisition, offering costs and related
  litigation..............................................      --            2,145        1,442
Equity in earnings of joint venture.......................      --           --              109
                                                            -----------  -----------       -----
    Total.................................................   $   1,163    $   2,234    $     540
                                                            -----------  -----------       -----
                                                            -----------  -----------       -----

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE M--RELATED-PARTY TRANSACTIONS

MANAGEMENT FEES

    Management fees were incurred with respect to services rendered in connection with financing, merger and acquisitions and various operational and strategic matters. Management fees were $648, $781 and $769 for fiscal years 1996, 1997 and 1998, respectively.

TRANSACTION FEES

    The Company has agreed to pay a related party a transaction fee of 1% of the gross proceeds of all asset acquisitions and divestitures. Transaction fees of $110 (reflected in gain/(loss) on disposal of discontinued operations) were paid in fiscal year 1996. There were no transaction fees for fiscal years 1997 and 1998.

NOTE N--LEASES

CAPITAL AND OPERATING LEASES

    The Company conducts a portion of its operations in facilities under capital and operating leases and also has capital and operating leases covering certain machinery and equipment. Certain of the leases contain renewal and purchase options. Rental expense charged to operations in fiscal years 1996, 1997 and 1998, was approximately $863, $1,447, and $2,049 respectively.

    Property under capital leases consisted of the following:

                                                                         APRIL 26,    APRIL 25,
                                                                           1997         1998
                                                                        -----------  -----------
Land, buildings and improvements......................................   $   9,650    $   9,650
Machinery and equipment...............................................       2,160        2,282
Less accumulated amortization.........................................      (2,647)      (3,149)
                                                                        -----------  -----------
    Total.............................................................   $   9,163    $   8,783
                                                                        -----------  -----------
                                                                        -----------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE N--LEASES (CONTINUED)
    At April 25, 1998, the minimum rental commitments for noncancelable leases that have initial or remaining terms of more than one year are as follows:

                                                                       CAPITAL      OPERATING
                                                                        LEASES       LEASES
                                                                      ----------  -------------
1999................................................................  $    1,870    $   2,795
2000................................................................       1,807        2,181
2001................................................................       1,588        1,080
2002................................................................       1,384          375
2003................................................................       1,225          177
Thereafter through 2014.............................................      12,621           78
                                                                      ----------       ------
Minimum commitments.................................................      20,495    $   6,686
                                                                      ----------       ------
                                                                      ----------       ------
Less amount representing interest...................................     (10,419)
                                                                      ----------
Capital lease obligations (included in long-term obligations) (note
  F)................................................................  $   10,076
                                                                      ----------
                                                                      ----------

NOTE O--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS

    The Company is obligated to clean-up three sites relating to former manufacturing facilities and has accrued the estimated costs of remediation (see note G). Estimated costs are determined by external and internal environmental remediation experts. The estimated costs of remediation of one site is based on its estimated present value. The discount rate used was 6%. The gross undiscounted amount differs from the estimated present value by approximately $326 as of April 25, 1998. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued. The Company believes that it can continue to meet these environmental standards without material adverse effect on its financial condition. In the fourth quarter of fiscal year 1998 the estimated completion of the clean-up relating to two sites has been revised from 10 years to 20 years. The effect of this change in connection with a change of other estimates resulted in a charge to earnings of $2,747. The expected future payments for the environmental liabilities is $1,197 in fiscal year 1999, $247 in fiscal year 2000, $251 in fiscal year 2001, $254 in fiscal year 2002 and $3,154 thereafter.

    During fiscal years 1996 and 1997, the Company recorded operating cash proceeds of $1,500 and $1,100, respectively, from insurance recoveries related to environmental litigation, remediation and consequential damages. Such amounts were recorded as Reimbursed Environmental and Litigation Costs, net of actual legal costs, estimated settlement costs, and changes in cost remediation estimates. These settlements relate to recoveries of environmental and legal costs incurred primarily in fiscal years 1995 and prior.

    During fiscal year 1996, the Company reached an agreement with the owners of two separate properties adjacent to the remediation sites on the principal terms of a settlement and are currently preparing the documentation of such settlements. The settlement terms principally include a mutual release of claims for past costs and an undertaking by the Company to perform certain future remediation work on the site, for which the Company will pay up to the first $500 in costs and two thirds of any cost

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE O--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS (CONTINUED) over this threshold for the first property and $200 for the second property. At April 25, 1998, the Company has accrued the estimated remediation cost with respect to this matter (see note G). There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued.

    In connection with matters referred to above, the Company has posted financial assurances that the remediation will be completed in the form of $2,720 of letters of credit.

    In February 1997, the Company commenced litigation seeking damages for breaches in connection with an aborted acquisition. The other party has filed a counterclaim. The Company believes the case has merit and there are substantial defenses to the counterclaim. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability, if any, arising from this action the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance. The Company believes the counterclaim to be without merit.

    In March 1998, the Company was dismissed without prejudice as a defendant in an action commenced in November 1996 against the Company and six others by Chicago-Dubuque Foundry Corporation, and its property insurer, Employers Mutual Casualty Co., in Iowa state court. In May 1998, the remaining claims against the Company by intervenor plaintiffs were also dismissed without prejudice.

    The Company received a notice of intent to sue on December 11, 1996 from a California citizens group regarding alleged violations of notice and labeling requirements under California Proposition 65, a "right to know" provision intended to give consumers clear and reasonable warnings of the presence of certain potentially hazardous substances in products. The Company has reached a settlement and has agreed to pay $20 and the plaintiff dismissed the case with prejudice.

    In March 1998, the Company initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of the Company's Perfect Harmony patents. In June 1998 Toshiba filed suit against the Company and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that the Company is infringing a patent held by Toshiba and requested a declaratory judgment that the Company's patent, which is the subject of the Pennsylvania action, is invalid. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability, if any, arising from this Texas action; however, the Company believes that it has valid claims against Toshiba.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE P--FOREIGN SALES

    International sales represented 27%, 28% and 36% of the Company's net sales in fiscal years 1996, 1997 and 1998, respectively. These sales represented the combined total of export sales made by United States operations and all sales made by foreign operations.

    Export sales made by United States operations were less than 10% of the Company's net sales for fiscal years 1996, 15% for fiscal year 1997 and 22% for fiscal year 1998.

    The following table summarizes the Company's sales and selected operating data in different geographic areas:

                                                               ADJUSTMENTS
                                      UNITED                       AND
                                      STATES      EUROPE      ELIMINATIONS      CONSOLIDATED
                                    ----------  -----------  ---------------  ----------------
FISCAL 1996
Sales to unaffiliated customers...  $  110,859   $  26,148                       $  137,007
Transfers between geographic
  locations.......................       1,939         103     $    (2,042)          --
                                    ----------  -----------  ---------------       --------
Net sales.........................     112,798      26,251          (2,042)         137,007
Income from operations............       2,906       3,503                            6,409
Identifiable assets...............      90,771      22,947                          113,718
FISCAL 1997
Sales to unaffiliated customers...  $  136,809   $  24,038                       $  160,847
Transfers between geographic
  locations.......................       1,660          76     $    (1,736)          --
                                    ----------  -----------  ---------------       --------
Net sales.........................     138,469      24,114          (1,736)         160,847
Income from operations............       6,337       1,668                            8,005
Identifiable assets...............      94,293      19,294                          113,587
FISCAL 1998
Sales to unaffiliated customers...  $  201,112   $  33,268                       $  234,380
Transfers between geographic
  locations.......................       5,318         193     $    (5,511)          --
                                    ----------  -----------  ---------------       --------
Net sales.........................     206,430      33,461          (5,511)         234,380
Income from operations............        (231)      2,955                            2,724
Identifiable assets...............     200,227      31,177                          231,404

    Identifiable assets by geographic area are those assets used in the Company's operations in each area.

    Net assets for European operations amounted to approximately $43,207 as of April 25, 1998. Included in net assets of European operations were intercompany payables to affiliated companies amounting to approximately $6,822 as of April 25, 1998.

    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of the Company and its subsidiaries.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE Q--SEGMENT DATA

    The Company operates in six industry segments. Information concerning operations in these businesses is as follows (all amounts are from continuing operations only, except identifiable assets):

                                            OPERATING                       DEPRECIATION
                                  NET        INCOME       IDENTIFIABLE           AND              CAPITAL
                                 SALES       (LOSS)          ASSETS         AMORTIZATION       EXPENDITURES
                               ---------  -------------  ---------------  -----------------  -----------------
YEAR END APRIL 27, 1996
High power conversion
  products...................  $  56,145    $    (265)     $    40,580        $     569          $   1,142
High performance modular
  power connectors...........     21,509        4,628           13,659              612              1,090
Customized monitoring
  instrumentation............     32,514        2,378           21,338            1,474                492
Disposable customized medical
  grade plastic tubing.......     17,101        1,024            9,885              532              2,666
Corporate and other..........      9,738       (1,356)          28,256              172                190
                               ---------  -------------  ---------------         ------             ------
  Consolidated...............  $ 137,007    $   6,409      $   113,718        $   3,359          $   5,580
                               ---------  -------------  ---------------         ------             ------
                               ---------  -------------  ---------------         ------             ------
YEAR END APRIL 26, 1997
High power conversion
  products...................  $  83,096    $   5,292      $    41,849        $     591          $  --
High performance modular
  power connectors...........     21,554        1,907           15,049              833              1,794
Customized monitoring
  instrumentation............     32,482        2,676           20,457            1,662              1,261
Disposable customized medical
  grade plastic tubing.......     15,227          531            8,938              797                360
Corporate and other..........      8,488       (2,401)          27,294              239              1,308
                               ---------  -------------  ---------------         ------             ------
  Consolidated...............  $ 160,847    $   8,005      $   113,587        $   4,122          $   4,723
                               ---------  -------------  ---------------         ------             ------
                               ---------  -------------  ---------------         ------             ------
YEAR END APRIL 25, 1998
High power conversion
  products...................  $  94,192    $   7,560      $    38,693        $     543          $     519
Advanced surface analysis
  instruments................     50,531       (2,851)          71,946            3,061              2,256
High performance modular
  power connectors...........     25,249        5,254           17,046            1,088              1,368
Customized monitoring
  instrumentation............     37,958        1,082           49,080            1,789                932
Disposable customized medical
  grade plastic tubing.......     16,473        1,109            8,883              741                738
Corporate and other..........      9,977       (9,430)          45,756              436                351
                               ---------  -------------  ---------------         ------             ------
  Consolidated...............  $ 234,380    $   2,724      $   231,404        $   7,658          $   6,164
                               ---------  -------------  ---------------         ------             ------
                               ---------  -------------  ---------------         ------             ------