Form 10-Q
period 1998-07-25
HIGH VOLTAGE ENGINEERING CORP
filed 1998-09-08
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 25, 1998

                                       or

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

                  Yes   X                   No

Number of Common Shares outstanding at September 8, 1998: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

         Consolidated Balance Sheets July 25, 1998 (unaudited) and
         April 25, 1998...................................................................................      3

         Consolidated Statements of Operations for the Three Months ended
         July 25, 1998 (unaudited) and July 26, 1997 (unaudited)..........................................      4

         Consolidated Statements of Stockholders' Deficiency for the Three
         Months ended July 25, 1998 (unaudited) and for the Years ended April
         25, 1998 and April 26, 1997......................................................................      5

         Consolidated Statements of Cash Flows for the Three Months ended
         July 25, 1998 (unaudited) and July 26, 1997 (unaudited)..........................................      6

         Notes to Consolidated Financial Statements.......................................................      7

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......      9

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     14


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     15

     ITEM 2. - CHANGES IN SECURITIES......................................................................     15

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     15

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     15

     ITEM 5. - OTHER INFORMATION..........................................................................     15

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     15

SIGNATURES................................................................................................     16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          APRIL 25,        JULY 25,
                                                            1998            1998
                                                          ---------      ----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................      $  16,518       $  17,887
  Restricted cash ..................................         14,671          14,802
  Accounts receivable - net ........................         59,403          51,580
  Refundable income taxes ..........................            626             607
  Inventories ......................................         36,136          40,588
  Prepaid expenses and other current assets ........          2,018           2,399
                                                          ---------       ---------
    Total current assets ...........................        129,372         127,863

PROPERTY, PLANT AND EQUIPMENT ......................         54,161          54,383
INVESTMENT IN JOINT VENTURE ........................          1,735           1,781
ASSETS HELD FOR SALE ...............................          3,830           3,801
OTHER ASSETS - Net .................................         17,158          16,686
COST IN EXCESS OF NET ASSETS ACQUIRED ..............         25,148          24,789
                                                          ---------       ---------
                                                          $ 231,404       $ 229,303
                                                          ---------       ---------
                                                          ---------       ---------
LIABILITIES AND STOCKHOLDERS DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations .      $   1,351       $   1,468
  Foreign credit line ..............................          2,002           1,452
  Accounts payable .................................         22,923          23,769
  Accrued interest .................................          3,118           7,238
  Accrued liabilities ..............................         26,932          21,113
  Advance payments by customers ....................          6,613           6,635
  Federal, foreign and state income taxes payable ..          2,369           4,081
  Deferred income taxes ............................          1,641           1,427
                                                          ---------       ---------
    Total current liabilities ......................         66,949          67,183

REDEEMABLE PUT WARRANTS ............................          2,590           2,590
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES .....        172,976         172,910
DEFERRED INCOME TAXES ..............................          2,698           2,719
OTHER LIABILITIES ..................................          6,951           6,726
REDEEMABLE PREFERRED STOCK .........................         30,457          31,573
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock .....................................              1               1
  Paid-in-capital ..................................         19,527          19,527
  Accumulated deficit ..............................        (72,603)        (75,895)
  Common stock warrants ............................          2,200           2,200
  Cumulative foreign currency translation adjustment           (342)           (231)
                                                          ---------       ---------
    Total stockholders' deficiency .................        (51,217)        (54,398)
                                                          ---------       ---------
                                                          $ 231,404       $ 229,303
                                                          ---------       ---------
                                                          ---------       ---------

          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                     ----------------------------
                                                      JULY 26,          JULY 25,
                                                        1997             1998
                                                     ------------     -----------
                                                     (Unaudited)      (Unaudited)
Net sales .......................................      $ 41,496       $ 61,173
Cost of sales ...................................        27,084         40,235
                                                     ----------     ----------
  Gross profit ..................................        14,412         20,938
Administrative and selling expenses .............         9,583         13,202
Research and development expenses ...............         2,143          4,881
Restructuring charge ............................          --              280
Reimbursed environmental and litigation
  costs - net ...................................            45              5
Other ...........................................           (98)           (73)
                                                     ----------     ----------
  Income from operations ........................         2,739          2,643
Interest expense ................................         5,728          4,882
Interest income .................................           (40)          (329)
                                                     ----------     ----------
    Loss from continuing operations before income
      taxes and discontinued operations .........        (2,949)        (1,910)
Income taxes ....................................           162            265
                                                     ----------     ----------
    Loss from continuing operations before
      discontinued operations ...................        (3,111)        (2,175)

Discontinued operations:
    Income from discontinued operations, net of
      income taxes ..............................           161           --
                                                     ----------     ----------
Net loss ........................................        (2,950)        (2,175)
Preferred dividends .............................          (128)        (1,029)
Accretion of redeemable preferred stock .........          --              (88)
                                                     ----------     ----------
Net loss applicable to common stockholders ......      $ (3,078)      $ (3,292)
                                                     ----------     ----------
                                                     ----------     ----------
Net loss per common share:
    Continuing operations .......................    $(3,239.00)    $(3,039.70)
    Income from discontinued operations .........        161.00           --
    Net loss applicable to common
      stockholders ..............................    $(3,078.00)    $(3,039.70)
                                                     ----------     ----------
                                                     ----------     ----------
Weighted average common stock outstanding .......         1,000          1,083
                                                     ----------     ----------
                                                     ----------     ----------

          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                                                                   CUMULATIVE
                                                                                    FOREIGN
                                                                        COMMON      CURRENCY
                                 COMMON      PAID-IN    ACCUMULATED      STOCK     TRANSLATION
                                 STOCK       CAPITAL      DEFICIT       WARRANTS     ADJUSTMENT        TOTAL
                                 ------      -------    -----------     --------    -----------       -------
Balance, April 27, 1996 ....      $  1      $ 17,326      $(50,869)      $  --        $     60       $(33,482)
Net loss ...................                                (2,756)                                    (2,756)
Preferred stock dividends ..                                  (479)                                      (479)
Change in foreign currency
  translation ..............                                                               (19)           (19)
                                  ----      --------      --------       -------      --------       --------
Balance, April 26, 1997 ....         1        17,326       (54,104)         --              41        (36,736)
Net loss ...................                               (12,744)                                   (12,744)
Preferred stock dividends ..                                (3,085)                                    (3,085)
Accretion of redeemable
  preferred stock ..........                                  (270)                                      (270)
Distribution to fund Letitia
  common stock repurchase ..                                (2,400)                                    (2,400)
Change in foreign currency
  translation ..............                                                              (383)          (383)
Common stock warrants ......                                               2,200                        2,200
Proceeds from issuance of
  common stock .............                   2,201                                                    2,201
                                  ----      --------      --------       -------      --------       --------
Balance, April 25, 1998 ....         1        19,527       (72,603)        2,200          (342)       (51,217)
Net loss ...................                                (2,175)                                    (2,175)
Preferred stock dividends ..                                (1,029)                                    (1,029)
Accretion of redeemable
  preferred stock ..........                                   (88)                                       (88)
Change in foreign currency
  translation ..............                                                               111            111
                                  ----      --------      --------       -------      --------       --------
Balance, July 25, 1998
  (Unaudited) ..............      $  1      $ 19,527      $(75,895)      $ 2,200      $   (231)      $(54,398)
                                  ----      --------      --------       -------      --------       --------
                                  ----      --------      --------       -------      --------       --------

          See accompanying notes to consolidated financial statements.

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                 --------------------------
                                                                  JULY 26,        JULY 25,
                                                                    1997           1998
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
Increase (decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net loss ...............................................      $ (2,950)      $ (2,175)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization ........................         1,222          2,527
     Non-cash interest ....................................         3,661            285
     Deferred income taxes ................................            58           (195)
     Undistributed earnings of affiliate ..................           (31)           (36)
     Gain on sale of assets ...............................          --              (42)
     Change in assets and liabilities:
       Accounts receivable ................................           253          7,823
       Refundable income taxes ............................          --               19
       Inventories ........................................          (335)        (4,452)
       Prepaid expenses and other current assets ..........           (25)          (381)
       Accounts payable, accrued interest and accrued
         liabilities ......................................        (3,820)        (1,839)
       Advance payments by customers ......................            79             22
       Federal, foreign and state income taxes payable ....        (1,210)         1,712
                                                                 --------       --------
       Net cash (used in) provided by operating activities         (3,098)         3,268
                                                                 --------       --------
Cash flows from investing activities:
   Additions to property, plant and equipment .............          (756)        (1,743)
   Proceeds from sales of assets, net of expenses .........          --               32
   Other ..................................................            49             25
                                                                 --------       --------
       Net cash used in investing activities ..............          (707)        (1,686)
                                                                 --------       --------
Cash flows from financing activities:
   Cash overdraft .........................................           631            756
   Net payments on foreign credit line ....................          (242)          (550)
   Net (increase) decrease in restricted cash .............           244           (131)
   Net proceeds (payments) under senior credit agreement ..         5,218           --
   Principal payments on long-term obligations ............        (2,070)          (386)
                                                                 --------       --------
     Net cash (used in) provided by financing activities ..         3,781           (311)
                                                                 --------       --------
Effect of foreign exchange rate changes on cash ...........          (125)            98
                                                                 --------       --------
     Net (decrease) increase in cash and cash equivalents .          (149)         1,369
   Cash and cash equivalents, beginning of the period .....         1,542         16,518
                                                                 --------       --------
   Cash and cash equivalents, end of the period ...........      $  1,393       $ 17,887
                                                                 --------       --------
                                                                 --------       --------
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest ...............................................      $  3,132       $    475
   Income taxes ...........................................           937            599
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind ..............................      $    128       $  1,029
   Leased asset additions .................................            10            430


          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of High Voltage Engineering Corporation and Subsidiaries (the "Company") include accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management include all adjustments, which are of a normal and recurring nature, necessary to fairly present the financial position for the interim periods presented.

     The condensed consolidated financial statements do not contain all disclosures normally included in financial statements normally prepared in accordance with generally accepted accounting principles pursuant to SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 25, 1998, as filed with the SEC on July 24, 1998, and are not necessarily indicative of the results that may be expected for the year ending April 24, 1999.

NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:

                                                     APRIL 25,         JULY 25,
                                                       1998              1998
                                                     --------          ---------
Raw materials ..........................             $20,232             $22,529
Work-in-process ........................               6,509              15,355
Finished goods .........................               9,395               2,704
                                                     -------             -------
   Total ...............................             $36,136             $40,588
                                                     -------             -------
                                                     -------             -------

NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS

    On August 8, 1997, the Company acquired PHI Acquisition Holdings, Inc. ("PHI Holdings") through the merger of a wholly owned subsidiary of the Company with and into PHI Holdings. Immediately thereafter, PHI Holdings was merged with and into Physical Electronics, Inc. ("PHI"), its wholly owned subsidiary, and PHI became a direct, wholly owned subsidiary of the Company. Under the Agreement and Plan of Merger, the shareholders of PHI received in exchange for their stock an aggregate of $54,536 in cash. The $54,536 was reduced by the payment of PHI's debt, certain transaction costs, and contractual payments to the former Chief Executive Officer of PHI.

    On March 19, 1998, a wholly owned subsidiary of the Company acquired, directly or indirectly, all of the outstanding capital stock of Stewart Warner Instrument Corporation ("Stewart Warner"), for $24,721 in cash, subject to a possible reduction based on the net amount of certain of Stewart Warner's assets and liabilities as of the closing date. Pursuant to the Stock Purchase Agreement, the sellers have agreed to indemnify the Company, up to an aggregate of $5,000, for breaches of representations and warranties. Most of these representations and warranties will expire on the first anniversary of the closing.

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

    The net purchase price was allocated as follows:

                                                          STEWART
                                                PHI        WARNER       TOTAL
                                             ---------   ----------   ---------
Working capital, other than cash acquired    $ 33,707     $  8,733     $ 42,440
Property, plant and equipment ...........      18,822        5,856       24,678
Other assets ............................      14,696        2,300       16,996
Cost in excess of assets acquired .......       8,985       14,571       23,556
Other liabilities .......................     (21,938)      (6,770)     (28,708)
                                             --------     --------     --------
Purchase price, net of cash received ....    $ 54,272     $ 24,690     $ 78,962
                                             --------     --------     --------
                                             --------     --------     --------

    The operating results of these acquired businesses have been included in the consolidated statement of operations from the dates of acquisition.

    In connection with the PHI acquisition described above, the Company completed a Rule 144A offering in the amount of $170.2 million including $135.0 million of Senior Notes, due in 2004 and $35.2 million consisting of 33,000 units comprised in the aggregate of 33,000 shares of Series A Senior Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock of the Company and 82.7429 shares of common stock of the Company. The Company also entered into a $25.0 million revolving credit facility. Both of these financings closed simultaneously with the PHI acquisition, and were used to finance the acquisition, repay certain indebtedness and all existing redeemable Preferred Stock, repurchase certain existing put warrants, make distributions to Letitia, the owner of 92.36% of the Company's common stock, extinguish the Company's obligations under two existing Contingent Interest Payments Agreements (the "CIP Agreements"), pay fees and for general corporate purposes. As a result the Company recorded interest expense of approximately $1 million during the three months ended July 26, 1997.

    In connection with the Stewart Warner acquisition described above, the Company completed a Rule 144A offering in the amount of $20.0 million of Senior Notes, due 2004.

NOTE 4 - CONTINGENCIES

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

NOTE 5 - SEGMENT DATA

    The Company operates in six industry segments. Information concerning operations in these businesses is as follows (all amounts are from continuing operations only, except identifiable assets):

                                                       OPERATING                      DEPRECIATION
                                          NET            INCOME        IDENTIFIABLE        AND            CAPITAL
                                         SALES           (LOSS)           ASSETS       AMORTIZATION     EXPENDITURES
                                        --------        --------         --------      ------------     ------------
THREE MONTHS ENDED JULY 26, 1997
High power conversion
  products .....................        $ 21,483        $  1,820         $ 41,328        $    125        $   --
Advanced surface analysis
  instruments ..................            --              --               --              --              --
High performance modular
  power connectors .............           5,401           1,069           14,805             259             120
Customized monitoring
  instrumentation ..............           8,975             909           20,481             400             312
Disposable customized medical
  grade plastic tubing .........           4,235             222            9,125             261             207
Corporate and other ............           1,402          (1,281)          26,707             110              17
                                        --------        --------         --------        --------        --------
  Consolidated .................        $ 41,496        $  2,739         $112,446        $  1,155        $    656
                                        --------        --------         --------        --------        --------
                                        --------        --------         --------        --------        --------
THREE MONTHS ENDED JULY 25, 1998
High power conversion
  products .....................        $ 20,033        $   (137)        $ 39,766        $    156        $    190
Advanced surface analysis
  instruments ..................          11,308            (949)          69,102             994             919
High performance modular
  power connectors .............           6,571           1,541           17,341             338             327
Customized monitoring
  instrumentation ..............          16,797           1,988           50,842             629             538
Disposable customized medical
  grade plastic tubing .........           3,894             551            8,601             274              62
Corporate and other ............           2,570            (351)          43,651             136             137
                                        --------        --------         --------        --------        --------
  Consolidated .................        $ 61,173        $  2,643         $229,303        $  2,527        $  2,173
                                        --------        --------         --------        --------        --------
                                        --------        --------         --------        --------        --------

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

     In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. For the three months ended July 25, 1998 and July 26, 1997, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pension and Other Post Retirement Benefits" which revises employers' disclosures about pension and other post retirement benefit plans. The Company does not believe adoption will have a material impact on its financial disclosures.

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the SEC, and specifically the most recent Form 10-K and the "Risk Factors" section of the Company's most recent Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material intercompany transactions and balances.

    As used in this filing, the terms "fiscal year 1998" and "fiscal year 1999" refer to the Company's fiscal years ended April 25, 1998 and April 24, 1999, respectively.

    The Company conducts its business through six independent operating units, Robicon Corporation and subsidiaries ("Robicon"), Physical Electronics, Inc. and subsidiaries ("PHI"), Datcon Instrument Company and subsidiaries ("Maxima Technologies"), Anderson Interconnect, Inc. ("APP"), Natvar and High Voltage Engineering Europa B.V. ("HVE Europa").

SEASONALITY; VARIABILITY OF OPERATING RESULTS

    The majority of the Company's operating units have historically recorded the strongest operating results in the fourth quarter of the fiscal year due in part to seasonal considerations and other factors, although in some recent years, seasonal fluctuations have been partially mitigated by overall business growth.

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

THE PHI MERGER

    On August 8, 1997, the Company acquired PHI Acquisition Holdings, Inc. ("PHI Holdings") for $54.6 million in cash, excluding transaction costs and cash acquired. The acquisition was consummated through the merger of Lauren Corporation, a wholly owned subsidiary of the Company, with and into PHI Holdings. Immediately thereafter, PHI Holdings was merged with and into PHI, its wholly owned subsidiary, and PHI became a direct, wholly owned subsidiary of the Company.

ACQUISITION OF STEWART WARNER

    On March 19, 1998, Datcon Instrument Company acquired, directly or indirectly, all of the capital stock of Stewart Warner, for an aggregate consideration of $24.7 million in cash, subject to adjustments, as defined in the Stock Purchase Agreement. After the repayment of all of Stewart Warner's outstanding indebtedness, the remainder of the cash purchase price was distributed to the stockholders of Stewart Warner.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 25, 1998 COMPARED TO THREE MONTHS ENDED JULY 26,
1997

    Net sales increased $19.7 million, or 47.4%, from $41.5 million in the first quarter of fiscal year 1998 to $61.2 million in the first quarter of fiscal year 1999. Excluding net sales from PHI ($11.3 million) and Stewart Warner ($7.0 million) which were both acquired during fiscal year 1998, net sales increased $1.4 million, or 3.4%, during the first quarter of fiscal year 1999. The overall increase was primarily attributable to: (i) $18.3 million related to the operations of PHI and Stewart Warner which were acquired after the first quarter of fiscal year 1998; (ii) a decrease in sales of $1.5 million, or 6.7%, at Robicon primarily due to a $3.9 million decrease in power control systems primarily related to polysilicon extraction, a $1.7 million decrease in low voltage VFDs primarily related to the timing of deliveries requested by customers, and offset by a $3.9 million increase in shipments of medium voltage VFDs; (iii) an increase of $1.2 million, or 21.7%, at APP due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets in North America and Europe; (iv) an increase of $0.8 million, or 9.5% (excluding the operations of Stewart Warner), at Maxima Technologies due to higher shipments in both the United States and Europe, (v) an increase of $1.2 million, or 83.3%, at HVE Europa due to $0.6 million in billings of prototype development programs which were cancelled by two customers due to their merger and the resulting combination of their development programs, as well as $0.6 million due to the revenue associated with the larger size of the particle accelerator system shipped in the first quarter of fiscal year 1999 compared to the system shipped in the first quarter of fiscal year 1998; and (vi) a decrease of $341,000, or 8.1%, at Natvar due to the disposition of certain electrical sleeving product lines in the fourth quarter of fiscal year 1998.

    Gross profit increased $6.5 million, or 45.3%, from $14.4 million during the first quarter of fiscal year 1998 to $20.9 million in the first quarter of fiscal year 1999. This increase included $4.0 million at PHI and $2.3 million at Stewart Warner. The remaining increase of $183,000 was primarily attributable to incremental revenue offset by a lower gross margin rate. The Company's gross margin rate decreased from 34.7% to 34.2% overall, primarily related to the decline in gross margin at Robicon from 34.7% to 31.1% due to lower volume and the lower mix of higher margin power control systems shipments in fiscal year 1999, but offset by an increase at Natvar from 25.3% to 30.6% due to the recent disposition of certain low margin electrical sleeving product lines.

    Administrative and selling expenses increased $3.6 million, or 37.8%, from $9.6 million to $13.2 million, including: (i) an increase of $4.3 million related to the operations of PHI and Stewart Warner; (ii) an increase of $385,000 at Robicon primarily due to a step level increase in information technology and other selling and administrative costs in the second quarter of fiscal year 1998 to support higher sales level; and offset by (iii) a decrease of $331,000, or 18.9% at Maxima Technologies related to the timing of expenses and productivity increases related to the acquisition of Stewart Warner; and (iv) a decrease in expenses of $0.7 million, or 54.5%; in corporate administrative expenses primarily due to a lower headcount and certain non-capitalizable expenses in connection with the pending acquisition of PHI and related financing in the first quarter of fiscal year 1998.

    Research and development expenses increased $2.7 million, or 127.8%, from $2.2 million to $4.9 million, including $2.5 million related to the operations of PHI and Stewart Warner. The remaining increase of $165,000 included increased new product applications development at Robicon and APP.

    Depreciation and amortization from continuing operations increased $1.3 million from $1.2 million to $2.5 million during the first quarter of fiscal year 1998. The increase was primarily due to the operations of PHI and Stewart Warner.

    The first quarter of fiscal year 1999 includes a restructuring charge of $280,000 at Robicon primarily related to severance costs for headcount reductions related to the re-layout of certain assembly operations, more simplified designs in newer technology products, and a product mix change to less labor intensive products.

    As a result of the factors described above, operating income decreased $96,000, from $2.7 million in the first quarter of fiscal year 1998 to $2.6 million in the first quarter of fiscal year 1999. Excluding the operating loss of PHI ($0.9 million) and operating income of Stewart Warner ($0.4 million), operating income increased from $2.7 million in the first quarter of fiscal year 1998 to $3.2 million in the first quarter of fiscal year 1999. The operating loss at PHI was attributable to a level of shipments during the first quarter of fiscal year 1999 which was below the breakeven point, due to the timing of customer requested delivery dates.

    Interest expense decreased $0.8 million, or 14.8%, from $5.8 million in the first quarter of fiscal year 1998 to $4.9 million in the first quarter of fiscal year 1999. Excluding interest expense of $2.2 million in accretion of redeemable put warrants and a $1.0 million provision for contingent interest payments in the first quarter of fiscal year 1998, interest expense increased $2.3 million, or 89.3% due to higher average indebtedness associated with the issuance of Senior Notes; on August 8, 1997 and March 19, 1998. Interest income increased $289,000 primarily due to a higher average cash balances resulting from the proceeds from the Senior Notes.

    As a result of the above items, the Company recorded a loss from continuing operations before income taxes and discontinued operations of $3.0 million in the first quarter of fiscal year 1998 compared to a loss of $1.9 million in the first quarter of fiscal year 1999.

    Total income tax expense, including amounts allocated to discontinued operations, was unchanged in the first quarter of fiscal year 1998 as compared to the first quarter of fiscal year 1999.

    As a result of the above, losses from continuing operations before discontinued operations decreased $0.9 million from $3.1 million to $2.2 million in the first quarter of fiscal year 1999. Income from discontinued operations of $162,000 was recorded in the first quarter of fiscal year 1998, relating to the sale of the General Eastern Instruments division in the fourth quarter of fiscal year 1998.

    The foregoing factors contributed to a net loss of $2.9 million in the first quarter of fiscal year 1998 compared to a net loss of $2.2 million in the first quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales and proceeds from financing activities.

    On March 19, 1998, the Company completed a private placement (the "Second Offering") of $20.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004. The net proceeds of the Second Offering were used to finance part of the purchase price for Stewart Warner.

    On August 8, 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is being used primarily to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility has a term of five years and replaced the $20.0 million revolving credit facility in place on such date. There were no borrowings outstanding under the Revolving Credit Facility as of July 25, 1998; however, there were $5.1 million in letters of credit commitments outstanding. Accordingly, credit availability under this facility was $19.9 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments.

    On August 8, 1997, the Company completed a private placement (the "Original Offering") of $135.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004 and $35.2 million in Units consisting of the Company's Series A Redeemable Preferred Stock, common stock of the Company and warrants to purchase common stock of the Company. A portion of the net proceeds of the Original Offering was used to repay existing indebtedness, including accrued and unpaid interest thereon and associated prepayment penalties. In connection with the issuance of the Company's Series A Redeemable Preferred Stock, the Company issued to the holders thereof warrants representing 6.6% of the Company's fully-diluted common stock. On January 16, 1998, the Company's outstanding Senior Notes and Series A Redeemable Preferred Stock were exchanged by the holders thereof for a like amount of Senior Notes and shares of Series A Exchange Redeemable Preferred Stock registered pursuant to the Securities Act.

    At July 25, 1998, the Company had outstanding redeemable put warrants representing 6.25% of its fully-diluted common stock. The holders of such warrants have the right, after May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0 times the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash. During fiscal year 1998, the Company used $2.5 million of the net proceeds of the Original Offering to repurchase redeemable put warrants previously issued by the Company representing 6.25% of the Company's fully-diluted common stock.

    As of July 25, 1998, the Company had total indebtedness (including redeemable put warrants) of $178.4 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $33.0 million.

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

    The Company's working capital was $62.4 million and $60.7 million at April 25, 1998 and July 25, 1998, respectively. The $1.7 decrease in working capital from April 25, 1998 to July 25, 1998 is primarily attributable to (i) a $1.4 million increase in unrestricted cash on hand primarily a result of higher accounts receivable collections arising from higher shipments in the fourth quarter of fiscal year 1998; (ii) decrease in accounts receivable of $7.8 million due to lower shipments in the first quarter of fiscal year 1999 compared to the fourth quarter of fiscal year 1998; (iii) an increase in inventories of $4.5 million during the quarter attributable to procurement and assembly related to an increase in the backlog of approximately $14.0 million during the quarter; and (iv) an increase in current liabilities of $234,000.

    Net cash used in operating activities was $3.1 million in the first quarter of fiscal year 1998 compared to net cash provided of $3.3 million in the first quarter fiscal year 1999. The increase in net cash provided by operations of

$6.4 million was primarily attributable to an increase in accounts receivable collections and a decrease in cash interest payments, which were both offset offset by higher procurement of inventories. The increases in accounts receivable collections and inventory procurement were primarily related to the acquisition of PHI and Stewart Warner in fiscal year 1998.

    The increase in net cash used in investing activities from $0.7 million in the first quarter of fiscal year 1998 to $1.7 million in the first quarter of fiscal year 1999 was primarily due to the acquisition of PHI which incurred $0.9 million of capital expenditures in the latest quarter.

    Net cash provided by financing activities was $3.8 million in the first quarter of fiscal year 1998 compared to net cash used in financing activities of $311,000 in the first quarter of fiscal year 1999. In the first quarter of fiscal year 1998, credit availability under a senior credit agreement was used to finance operating and investing activities.

    As of July 25, 1998, the Company had assets held for sale, consisting of two former manufacturing facilities, of $3.8 million. These properties are recorded at the lower of the carrying amount or fair value less selling costs.

    The Indenture governing the Company's 10 1/2% Senior Notes due 2004 (the "Indenture") permits each Restricted Subsidiary, as defined therein, that is an obligor under an Intercompany Note, as defined therein, to effect a Qualified Subsidiary IPO, as defined therein. Upon completion of a Qualified Subsidiary IPO, such Restricted Subsidiary will become an Unrestricted Subsidiary, as defined under the Indenture, and the cash flow of such Unrestricted Subsidiary will no longer be available (i) to service debt obligations of the Company or its remaining Restricted Subsidiaries or (ii) for purposes of determining whether the Company or its remaining Restricted Subsidiaries will be able to incur additional indebtedness, either of which could affect the liquidity of the Company.

    On April 15, 1998, the Company sold all of the assets and ordinary course business trade payables and capital and operating lease obligations of its General Eastern Instruments division ("General Eastern") to Bowthorpe, plc, pursuant to an asset purchase agreement. This sale generated cash, net of expenses and cash acquired, of approximately $20.1 million. The cash received by the Company in connection with the disposition of General Eastern is subject to a covenant of the Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to make an acquisition relating to the Company's presently conducted business within 180 days or (iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer (as defined in the Indenture). While the Company has and may continue to explore acquisition opportunities, the Company has no definitive plans for the use of the cash proceeds from the disposition of General Eastern and unless the Company develops a plan for such proceeds in the interim, the Company will be required to commence an offer to repurchase the Senior Notes on October 15, 1998. The Company has classified $12.1 million as restricted cash to reflect Asset Sale Proceeds, as defined under the Indenture.

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

    Costs related to the Year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its business, operations, financial condition, liquidity and capital resources. However, there are uncertainties as to the future costs associated with the Year 2000 which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's customers and suppliers. Recognizing the many factors that are outside its control, the Company cannot state that it will be unaffected by the Year 2000 issue.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

    In February 1997, the Company commenced litigation in Massachusetts federal court against TVM Group, Inc., ("TVM") of Fremont, California, and TVM's principal stockholder, Mr. T. Lyn Morris, seeking damages on account of breach by TVM and Mr. Morris of a December 1996 agreement pursuant to which a subsidiary of the Company was to acquire TVM. The Company is seeking total damages of approximately $31.0 million. In April 1997, TVM and Mr. Morris filed a counterclaim alleging breaches by the Company and its subsidiary of that agreement. In September 1997, TVM and Mr. Morris amended their counterclaim to add, among other things, a claim for fraudulent inducement. TVM and Mr. Morris are seeking damages of an unspecified amount in excess of $1.0 million. In light of the current stage of the proceedings, the Company is unable to assess the likelihood of liability, if any, in this action, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance. The Company believes the counterclaim to be without merit. A final pre-trial conference in the case has been scheduled for October 5, 1998.

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

ITEM 2. - CHANGES IN SECURITIES

         None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. - OTHER INFORMATION

         None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

27  Financial Data Schedule

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        HIGH VOLTAGE ENGINEERING CORPORATION

Dated: September 8, 1998                By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer