Form 10-Q
period 1998-10-24
HIGH VOLTAGE ENGINEERING CORP
filed 1998-12-04
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended October 24, 1998

                                       or

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

                  Yes   X                   No

Number of Common Shares outstanding at December 4, 1998: 1,082.7429 shares.

                                    CONTENTS


PART I - FINANCIAL INFORMATION
     ITEM 1. - FINANCIAL STATEMENTS

         Consolidated Balance Sheets October 24, 1998 (unaudited) and
         April 25, 1998...................................................................................      3

         Consolidated Statements of Operations for the Three and Six Months ended
         October 24, 1998 (unaudited) and October 25, 1997 (unaudited)....................................      4

         Consolidated Statements of Stockholders' Deficiency for the Six Months
         ended October 24, 1998 (unaudited) and for the Years ended April
         25, 1998 and April 26, 1997......................................................................      5

         Consolidated Statements of Cash Flows for the Six Months ended
         October 24, 1998 (unaudited) and October 25, 1997 (unaudited)....................................      6

         Notes to Consolidated Financial Statements.......................................................      7

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......      9

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     16


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     16

     ITEM 2. - CHANGES IN SECURITIES......................................................................     17

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     17

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     17

     ITEM 5. - OTHER INFORMATION..........................................................................     17

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     17

SIGNATURES................................................................................................     18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          APRIL 25,      OCTOBER 24,
                                                            1998            1998
                                                         -----------     -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................      $  16,518       $  25,484
  Restricted cash ..................................         14,671           2,936
  Accounts receivable - net ........................         59,403          50,367
  Refundable income taxes ..........................            626             670
  Inventories ......................................         36,136          39,441
  Prepaid expenses and other current assets ........          2,018           2,131
                                                          ----------      ----------
    Total current assets ...........................        129,372         121,029

PROPERTY, PLANT AND EQUIPMENT ......................         54,161          57,880
INVESTMENT IN JOINT VENTURE ........................          1,735           1,742
ASSETS HELD FOR SALE ...............................          3,830           3,865
OTHER ASSETS - Net .................................         17,158          16,413
COST IN EXCESS OF NET ASSETS ACQUIRED ..............         25,148          24,428
                                                          ----------      ----------
                                                          $ 231,404       $ 225,357
                                                          ----------      ----------
                                                          ----------      ----------
LIABILITIES AND STOCKHOLDERS DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations .      $   1,351       $   2,634
  Foreign credit line ..............................          2,002             350
  Accounts payable .................................         22,923          20,736
  Accrued interest .................................          3,118           3,163
  Accrued liabilities ..............................         26,932          22,793
  Advance payments by customers ....................          6,613           5,483
  Federal, foreign and state income taxes payable ..          2,369           3,757
  Deferred income taxes ............................          1,641           1,667
                                                          ----------      ----------
    Total current liabilities ......................         66,949          60,583

REDEEMABLE PUT WARRANTS ............................          2,590           2,590
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES .....        172,976         174,446
DEFERRED INCOME TAXES ..............................          2,698           2,727
OTHER LIABILITIES ..................................          6,951           6,431
REDEEMABLE PREFERRED STOCK .........................         30,457          32,738
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock .....................................              1               1
  Paid-in-capital ..................................         19,527          19,527
  Accumulated deficit ..............................        (72,603)        (75,690)
  Common stock warrants ............................          2,200           2,200
  Cumulative foreign currency translation adjustment           (342)           (196)
                                                          ----------      ----------
    Total stockholders' deficiency .................        (51,217)        (54,158)
                                                          ----------      ----------
                                                          $ 231,404       $ 225,357
                                                          ----------      ----------
                                                          ----------      ----------


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   OCTOBER 25,    OCTOBER 24,     OCTOBER 25,    OCTOBER 24,
                                                      1997           1998            1997           1998
                                                   -----------    -----------     -----------     -----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Net sales......................................     $ 56,117       $ 67,357        $ 97,613       $128,530
Cost of sales..................................       37,067         43,563          64,151         83,798
                                                    ---------      ---------       ---------      ---------
  Gross profit.................................       19,050         23,794          33,462         44,732

Administrative and selling expenses............       13,070         13,873          22,653         27,075
Research and development expenses..............        4,439          4,552           6,582          9,433
Write off of purchased in-process research
  and development..............................        5,800             --           5,800             --
Restructuring charge...........................           --            110              --            390
Reimbursed environmental and litigation
  costs - net..................................          275             13             320             18
Other..........................................           55           (917)            (43)          (990)
                                                    ---------      ---------       ---------      ---------
  Income (loss) from operations................       (4,589)         6,163          (1,850)         8,806

Interest expense...............................        4,030          4,901           9,718          9,783
Interest income................................         (213)          (372)           (213)          (701)
                                                    ---------      ---------       ---------       --------
    Income (loss) from continuing operations
      before income taxes, discontinued
      operations and extraordinary item........       (8,406)         1,634         (11,355)          (276)
Income taxes...................................        1,437            266           1,599            531
                                                    ---------      ---------       ---------       --------
    Income (loss) from continuing operations
      before discontinued operations and
      extraordinary item.......................       (9,843)         1,368         (12,954)          (807)

Discontinued operations:
    Income from discontinued operations, net
      of income taxes..........................           99             --             260             --

Extraordinary loss, net of income taxes........       (7,861)            --          (7,861)            --
                                                    ---------      ---------      ----------      ---------
NET INCOME (LOSS)..............................      (17,605)         1,368         (20,555)          (807)
Preferred dividends............................         (900)        (1,061)         (1,028)        (2,090)
Accretion of redeemable preferred stock........          (80)          (102)            (80)          (190)
                                                    ---------      ---------      ----------      ---------
Net income (loss) applicable to common
    stockholders...............................     $(18,585)      $    205       $ (21,663)     $  (3,087)
                                                    ---------      ---------      ----------     ----------
                                                    ---------      ---------      ----------     ----------
Net income (loss) per common share:
    Continuing operations......................  $(10,105.51)      $ 189.29    $ (13,586.47)   $ (2,850.42)
    Income from discontinued operations........        92.44             --          251.21             --
    Extraordinary item.........................    (7,339.87)            --       (7,595.17)            --
    Net income (loss) applicable
      to common stockholders...................  $(17,352.94)      $ 189.29    $ (20,930.43)   $ (2,850.42)
                                                 ------------      ---------   -------------   ------------
                                                 ------------      ---------   -------------   ------------
Net income (loss) per common share - assuming dilution:
    Continuing operations......................                    $ 165.72
    Income from discontinued operations........                          --
    Extraordinary item.........................                          --
    Net income (loss) applicable
      to common stockholders...................                    $ 165.72
                                                                   ---------
                                                                   ---------
Weighted average common stock outstanding             1,071          1,083           1,035          1,083
Weighted average common stock and dilutive
      equivalents outstanding                                        1,237
                                                     -------        -------         -------        -------
                                                     -------        -------         -------        -------

          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)


                                                                                    CUMULATIVE
                                                                                     FOREIGN
                                                                       COMMON       CURRENCY
                                 COMMON    PAID-IN     ACCUMULATED      STOCK      TRANSLATION
                                 STOCK     CAPITAL       DEFICIT      WARRANTS      ADJUSTMENT       TOTAL
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, April 27, 1996 ....     $   1     $ 17,326    $  (50,869)    $     --     $        60     $(33,482)
Net loss ...................                               (2,756)                                   (2,756)
Preferred stock dividends ..                                 (479)                                     (479)
Change in foreign currency
  translation ..............                                                               (19)         (19)
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, April 26, 1997 ....         1       17,326       (54,104)          --              41      (36,736)
Net loss ...................                              (12,744)                                  (12,744)
Preferred stock dividends ..                               (3,085)                                   (3,085)
Accretion of redeemable
  preferred stock ..........                                 (270)                                     (270)
Distribution to fund Letitia
  common stock repurchase ..                               (2,400)                                   (2,400)
Change in foreign currency
  translation ..............                                                              (383)        (383)
Common stock warrants ......                                             2,200                        2,200
Proceeds from issuance of
  common stock .............                  2,201                                                   2,201
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, April 25, 1998 ....         1       19,527       (72,603)       2,200            (342)     (51,217)
Net loss ...................                                 (807)                                     (807)
Preferred stock dividends ..                               (2,090)                                   (2,090)
Accretion of redeemable
  preferred stock ..........                                 (190)                                     (190)
Change in foreign currency
  translation ..............                                                               146          146
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, October 24, 1998
  (Unaudited) ..............     $   1     $ 19,527    $  (75,690)    $  2,200      $     (196)    $(54,158)
                                 ------    --------    -----------    ---------    ------------    ---------
                                 ------    --------    -----------    ---------    ------------    ---------


          See accompanying notes to consolidated financial statements.

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                 ----------------------------
                                                                 OCTOBER 25,      OCTOBER 24,
                                                                    1997             1998
                                                                 -----------     ------------
                                                                 (Unaudited)     (Unaudited)
Increase (decrease) in Cash and Cash Equivalents Cash
flows from operating activities:
   Net loss ...............................................       $(20,555)       $   (807)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Extraordinary item, net of income taxes...............          1,574              --
     Depreciation and amortization ........................          3,695           5,374
     Write-off of purchased research and development.......          5,800              --
     Non-cash interest.....................................          2,970             557
     Deferred income taxes ................................         (3,603)             55
     Undistributed earnings of affiliate ..................            (84)            (89)
     Other.................................................             --             (34)
     Change in assets and liabilities net of effects
       of business acquisition:
       Accounts receivable ................................          2,645           9,036
       Refundable income taxes ............................          2,157             (44)
       Inventories ........................................         (1,743)         (3,305)
       Prepaid expenses and other current assets ..........            181            (218)
       Accounts payable, accrued interest and accrued
         liabilities ......................................         (6,108)         (5,779)
       Advance payments by customers ......................          1,755          (1,130)
       Federal, foreign and state income taxes payable ....         (2,485)          1,388
                                                                  ---------       ---------
       Net cash (used in) provided by operating activities.        (13,801)          5,004
                                                                  ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment .............         (2,145)         (4,494)
   Proceeds from sales of assets, net of expenses .........           --                48
   Acquisition of Physical Electronics, net of cash
     acquired..............................................        (54,272)             --
   Other ..................................................           (166)             25
                                                                  ---------       ---------
       Net cash used in investing activities ..............        (56,583)         (4,421)
                                                                  ---------       ---------
Cash flows from financing activities:
   Cash overdraft .........................................            137          (1,036)
   Proceeds from the issuance of long-term obligations,
     net of issuance costs.................................        129,672              --
   Proceeds from the issuance of preferred stock, net of
     issuance costs........................................         29,392              --
   Proceeds from the issuance of common stock..............          2,200              --
   Proceeds from the issuance of redeemable put warrants
     and common stock warrants.............................          2,200              --
   Net payments on foreign credit line ....................             58          (1,836)
   Net (increase) decrease in restricted cash .............         (1,293)         11,735
   Net proceeds (payments) under senior credit agreement ..         (7,702)             --
   Distribution to fund Letitia Common Stock repurchase....         (2,250)             --
   Redemption of redeemable put warrants...................         (2,500)             --
   Redemption of redeemable preferred stock................        (11,621)             --
   Principal payments on long-term obligations ............        (56,258)           (856)
                                                                  ---------       ---------
     Net cash provided by financing activities ............         82,035           8,007
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash ...........           (340)            376
                                                                  --------        ---------
     Net increase in cash and cash equivalents ............         11,311           8,966
   Cash and cash equivalents, beginning of the period .....          1,542          16,518
                                                                  --------        ---------
   Cash and cash equivalents, end of the period ...........       $ 12,853        $ 25,484
                                                                  --------        ---------
                                                                  --------        ---------
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest ...............................................       $ 12,013        $  9,175
   Income taxes ...........................................          1,212           1,196
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind ..............................       $  1,028        $  2,090
   Leased asset additions .................................            196           3,252


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

NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:


                                               APRIL 25,     OCTOBER 24,
                                                 1998           1998
                                               ---------     -----------
Raw materials ..........................       $ 20,232      $   20,664
Work-in-process ........................          6,509          16,175
Finished goods .........................          9,395           2,602
                                               ---------     -----------
   Total ...............................       $ 36,136      $   39,441
                                               ---------     -----------
                                               ---------     -----------

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

    The net purchase price was allocated as follows:


                                                          STEWART
                                                PHI        WARNER        TOTAL
                                             ---------    ---------    ---------
Working capital, other than cash acquired    $ 33,707     $  8,733     $ 42,440
Property, plant and equipment ...........      18,822        5,856       24,678
Other assets ............................      14,696        2,300       16,996
Cost in excess of assets acquired .......       8,985       14,571       23,556
Other liabilities .......................     (21,938)      (6,770)     (28,708)
                                             ---------    ---------    ---------
Purchase price, net of cash received ....    $ 54,272     $ 24,690     $ 78,962
                                             ---------    ---------    ---------
                                             ---------    ---------    ---------


    The operating results of these acquired businesses have been included in the consolidated statement of operations from the dates of acquisition.

    In connection with the PHI acquisition described above, the Company completed a Rule 144A offering in the amount of $170.2 million including $135.0 million of Senior Notes, due 2004 and $35.2 million consisting of 33,000 units comprised in the aggregate of 33,000 shares of Series A Senior Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock of the Company and 82.7429 shares of common stock of the Company. The Company also entered into a $25.0 million revolving credit facility. Both of these financings closed simultaneously with the PHI acquisition, and were used to finance the acquisition, repay certain indebtedness and all existing redeemable Preferred Stock, repurchase certain existing put warrants, make distributions to Letitia, the owner of 92.36% of the Company's common stock, extinguish the Company's obligations under two existing Contingent Interest Payments Agreements (the "CIP Agreements"), pay fees and for general corporate purposes. As a result the Company recorded interest expense of approximately $1 million during the three months ended July 26, 1997.

    In connection with the Stewart Warner acquisition described above, the Company completed a Rule 144A offering in the amount of $20.0 million of Senior Notes, due 2004.

NOTE 4 - CONTINGENCIES

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

    In February 1997, the Company commenced litigation in Massachusetts federal court against TVM Group, Inc., ("TVM") of Fremont, California, and TVM's principal stockholder, Mr. T. Lyn Morris, seeking damages on account of breach by TVM and Mr. Morris of a December 1996 agreement pursuant to which a subsidiary of the Company was to acquire TVM. The Company is seeking total damages of approximately $31.0 million. In April 1997, TVM and Mr. Morris filed a counterclaim alleging breaches by the Company and its subsidiary of that agreement. In September 1997, TVM and Mr. Morris amended their counterclaim to add, among other things, a claim for fraudulent inducement. TVM and Mr. Morris are seeking damages of an unspecified amount in excess of $1.0 million. A trial date of April 5, 1999 has been set. In light of the current stage of the proceedings, the Company is unable to assess the likelihood of liability, if any, in this action, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance. The Company believes the counterclaim to be without merit.

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

NOTE 5 - SEGMENT DATA

    The Company operates in six industry segments. Information concerning operations in these businesses is as follows (all amounts are from continuing operations only, except identifiable assets):


                                                   OPERATING                    DEPRECIATION
                                         NET         INCOME      IDENTIFIABLE       AND           CAPITAL
                                        SALES        (LOSS)         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ----------    ------------   ------------    ------------
SIX MONTHS ENDED OCTOBER 25, 1997
High power conversion
  products ......................      $ 45,935     $  4,040       $ 40,489       $    253       $     76
Advanced surface analysis
  instruments ...................        11,346       (7,357)        68,492          1,318            394
High performance modular
  power connectors ..............        11,816        2,443         16,240            480            503
Customized monitoring
  instrumentation ...............        17,544        1,535         20,542            828            515
Disposable customized medical
  grade plastic tubing ..........         8,482          477          9,251            429            394
Corporate and other .............         2,490       (2,988)        42,368            226             39
                                       ---------    ---------      ---------      ---------      ---------
  Consolidated ..................      $ 97,613     $ (1,850)      $197,382       $  3,534       $  1,921
                                       ---------    ---------      ---------      ---------      ---------
                                       ---------    ---------      ---------      ---------      ---------
SIX MONTHS ENDED OCTOBER 24, 1998
High power conversion
  products ......................      $ 42,098     $  1,907       $ 39,986       $    516       $  3,497
Advanced surface analysis
  instruments ...................        28,024          594         71,159          2,029          2,366
High performance modular
  power connectors ..............        13,629        3,057         17,328            709            685
Customized monitoring
  instrumentation ...............        31,997        3,465         49,794          1,291            772
Disposable customized medical
  grade plastic tubing ..........         7,923        1,222          8,953            517            166
Corporate and other .............         4,859       (1,439)        38,137            312            260
                                      ----------    ---------      ---------      ---------      ---------
  Consolidated ..................      $128,530     $  8,806       $225,357       $  5,374       $  7,746
                                      ----------    ---------      ---------      ---------      ---------
                                      ----------    ---------      ---------      ---------      ---------


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

     In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. For the six months ended October 25, 1997 and October 24, 1998, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

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


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

    This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the SEC, and specifically the most recent Annual Report on Form 10-K and the "Risk Factors" section of the Company's most recent Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 24, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 25, 1997

    Net sales increased $11.2 million, or 20.0%, from $56.1 million in the second quarter of fiscal year 1998 to $67.4 million in the second quarter of fiscal year 1999. Excluding net sales from Stewart Warner ($6.3 million) which was acquired during the fourth quarter of fiscal year 1998, net sales increased $5.0 million, or 8.9%, during the second quarter of fiscal year 1999. The overall net increase was primarily attributable to: (i) an increase of $5.4 million, or 47.3%, at PHI due to the timing customer requested delivery dates;
(ii) an increase of $1.2 million, or 110.4%, at HVE Europa due to the shipments of two particle accelerator systems in the second quarter of fiscal year 1999 compared to no systems shipped in the second quarter of fiscal year 1998; (iii) an increase of $0.6 million, or 10.1%, at APP due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets, particularly in Europe; (iv) an increase of $370,000 or 4.3% (excluding the operations of Stewart Warner), at Maxima Technologies due to higher shipments in both North America and Europe; offset by
(vi) a decrease in sales of $2.4 million, or 9.8%, at Robicon primarily due to a $3.5 million decrease in power control systems primarily related to reduced shipments to polysilicon extraction markets in fiscal year 1999 and a decrease of $1.3 million due to reduced orders and the timing of shipments of low voltage VFDs, but offset by a $2.4 million increase in shipments of medium voltage VFDs in second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998; and (v) a decrease of $218,000, or 5.1%, at Natvar due to the disposition of certain electrical sleeving product lines in the fourth quarter of fiscal year 1998, despite a $255,000 increase in shipments to medical markets in the second quarter of fiscal year 1999.

    Gross profit increased by $4.7 million, or 24.9%, from $19.1 million during the second quarter of fiscal year of 1998 to $23.8 million in the second quarter of fiscal year 1999. This increase resulted from: (i) $2.1 million from Stewart Warner, which was purchased during the fourth quarter of fiscal year 1998; (ii) a $1.0 million charge to cost of sales at PHI in the second quarter of fiscal year 1998, resulting from the shipments of finished goods inventory which had been revalued in accordance with purchase accounting procedures; (iii) net increase in sales volume; and (iv) productivity improvements at Robicon, PHI, and Natvar. These productivity improvements more than offset mix shifts, during this period, at Robicon towards lower margin products and at PHI towards lower margin customers. Overall the Company's gross margin rate increased from 33.9% in second quarter of fiscal 1998 to 35.3% in the second quarter of fiscal year 1999.

    Administrative and selling expenses increased $0.8 million, or 6.1%, including $1.3 million from the acquisition of Stewart Warner. Excluding Stewart Warner, administrative and selling expense decreased $0.5 million primarily related to cost reductions at Robicon, PHI and Natvar. Excluding the operations of Stewart Warner for the second quarter of fiscal year 1999 administrative and selling expenses as a percentage of sales was 20.6% in the second quarter of fiscal year 1999 as compared to 23.3% in the second quarter of fiscal year 1998. This reduction results from an increase in sales volume combined with the cost reductions mentioned above.

    Research and development expenses increased $113,000, or 2.5%, including $284,000 related to the operations of Stewart Warner. Excluding Stewart Warner research and development expenses decreased $171,000, which primarily related to cost reductions at Robicon, PHI and Natvar. Excluding the operations of Stewart Warner for the second quarter of fiscal year 1999 research and development expenses as a percentage of sales was 7.0% in the second quarter of fiscal year 1999 as compared to 7.9% in the second quarter of fiscal year 1998. This reduction results from an increase in sales volume combined with the cost reductions mentioned above.

    During the second quarter of fiscal year 1998, PHI took a charge of $5.8 million to write off purchased in-process research and development expenses which had been valued in accordance with purchase accounting procedures.

    Depreciation and amortization from continuing operations increased $461,000 from $2.4 million to $2.8 million during the second quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998. The increase was primarily due to the addition of the operations of Stewart Warner.

    The second quarter of fiscal year 1999 included a restructuring charge of $110,000 at Robicon primarily related to severance costs for cost reductions related to the re-layout of certain assembly operations, more simplified designs in newer technology products, and a product mix change to less labor intensive products.

    Robicon recorded a gain of $0.9 million from recoveries related to the settlement of certain claims, net of certain litigation and settlement costs.

    As a result of the factors described above, operating income increased $10.8 million, to income of $6.2 million in the second quarter of fiscal year 1999 from a loss of $4.6 million in the second quarter of fiscal year 1998.

    Interest expense increased $0.9 million, or 21.6%, from $4.0 million in the second quarter of fiscal year 1998 to $4.9 million in the second quarter of fiscal year 1999, primarily due to higher average indebtedness associated with the issuance of $20 million of Senior Notes on March 19, 1998 relating to the acquisition of Stewart Warner. Interest income increased $159,000 primarily due to a higher average cash balances held during the second quarter of fiscal year 1999 compared to fiscal year 1998.

    As a result of the above items, the Company recorded income from continuing operations before income taxes and discontinued operations of $1.6 million in the second quarter of fiscal year 1999 compared to a loss of $8.4 million in the second quarter of fiscal year 1998.

    Income tax expense, including amounts allocated to discontinued operations, was $266,000 in the second quarter of fiscal year 1999 compared to $1.5 million in the second quarter of fiscal year 1998.

    As a result of the above, the Company recorded income from continuing operations before discontinued operations of $1.4 million in the second quarter of fiscal year 1999 as compared to losses of $9.8 million in the second quarter of fiscal year 1998. Income from discontinued operations of $99,000, net of taxes, was recorded in the second quarter of fiscal year 1998, relating to the sale of the General Eastern Instruments division in the fourth quarter of fiscal year 1998.

    During the second quarter of fiscal year 1998 the Company recorded extraordinary losses on debt extinguishment, net of income taxes, in the amount of $7.9 million relating to the Company's refinancing transactions completed on August 8, 1997. See Note 3 of Notes to Condensed Consolidated Financial Statements.

    The foregoing factors contributed to net income of $1.4 million in the second quarter of fiscal year 1999 compared to a net loss of $17.6 million in the second quarter of fiscal year 1998.

SIX MONTHS ENDED OCTOBER 24, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 25, 1997

    Net sales increased $30.9 million, or 31.7%, from $97.6 million in the first half of fiscal year 1998 to $128.5 million in first half of fiscal year 1999. This increase includes: (i) $11.3 million in sales for the first quarter of fiscal year 1999 from the operations of PHI which was acquired on August 8, 1997, (ii) and $13.2 million in sales for the first half of fiscal year 1999 from the operations of Stewart Warner that was acquired March 19, 1998. Excluding the sales from the operations of PHI for the first quarter of fiscal year 1999 and Stewart Warner for the first half of fiscal year 1999 sales increased $6.4 million, or 6.5%. This overall net increase is comprised of: (i) an increase of $5.4 million, or 47.3%, at PHI in the second quarter of fiscal year 1999 compared to the same period a year ago due to higher shipments resulting from the timing of customer requested delivery dates; (ii) an increase of $2.4 million, or 95.1%, at HVE Europa attributable to the shipment of three particle accelerator systems in the first half of fiscal year 1999 compared to no systems shipped in the first half of fiscal year 1998; (iii) an increase of $1.8 million, or 15.3%, at APP due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets in North America and Europe; (iv) an increase of $1.2 million, or 7.0%, at Maxima Technologies due to higher shipments in both North America and Europe; offset by (v) a decrease in sales of $3.8 million, or 8.4%, at Robicon primarily due to a $7.4 million decrease in power control systems primarily related to reduced shipments to polysilicon extraction markets and a decrease of $2.9 million due to reduced orders and the timing of shipments of low voltage VFDs, but offset by a $6.7 million increase in shipments of medium voltage VFDs (vi) a decrease of $0.6 million, or 6.6%, at Natvar due to the disposition of certain electrical sleeving product lines in the fourth quarter of fiscal year 1998, despite a $250,000 increase in shipments to medical markets in the first half of fiscal 1999.

    Gross profit increased $11.3 million, or 33.7%, from $33.5 million in the first half of fiscal year 1998 to $44.7 million in first half of fiscal year 1999. This increase includes: (i) $4.0 million in the first quarter of fiscal year 1999 from the operations of PHI that was acquired on August 8, 1997; and
(ii) $4.5 million for the first half of fiscal year 1999 from the operations of Stewart Warner that was acquired March 19, 1998. Excluding the gross profit from the operations of PHI for the first quarter of fiscal year 1999 and Stewart Warner for the first half of fiscal year 1999 gross profit increased $2.8 million, or 8.4%. This increase resulted from: (i) a $1.0 million charge to cost of sales at PHI in the second quarter of fiscal year 1998, resulting from the shipments of finished goods inventory which had been revalued in accordance with purchase accounting procedures; (ii) net increase in sales volume; and (iii) productivity improvements at Robicon, PHI, and Natvar. These productivity improvements more than offset mix shifts, during the second quarter of fiscal year 1999, at Robicon towards lower margin products and at PHI towards lower margin customers. Overall the Company's gross margin rate increased from 34.3% in first half of fiscal 1998 to 35.3% in the first half of fiscal year 1999.

    Administrative and selling expenses of the Company increased $4.4 million, or 19.5%, from $22.7 million in the first half of fiscal year 1998 to $27.1 million in the first half of fiscal year 1999. This increase includes: (i) $2.8 million in the first quarter of fiscal year 1999 from the operations of PHI that was acquired on August 8, 1997; (ii) and $2.9 million for the first half of fiscal year 1999 from the operations of Stewart Warner that was acquired March 19, 1998. Excluding the operations of PHI for the first quarter of fiscal year 1999 and Stewart Warner for the first half of fiscal year 1999 administrative and selling expenses decreased $1.2 million, or 5.4%. This decrease is primarily attributable to cost reductions at Robicon, PHI and Natvar. Excluding the operations of PHI for the first quarter of fiscal year 1999 and Stewart Warner for the first half of fiscal year 1999 administrative and selling expenses as a percentage of sales was 20.6% in the first half of fiscal year 1999 as compared to 23.2% in the first half of fiscal year 1998. This reduction was the result of increased sales volume.

    Research and development expenses increased $2.9 million, from $6.6 million in the first half of fiscal year 1998 to $9.4 million in the first half of fiscal year 1999. This increase is primarily attributable to: (i) the inclusion of $2.2 million in the first quarter of fiscal year 1999 from the operations of PHI; and (ii) $0.7 million for the first half of fiscal year
1999 from the operations of Stewart Warner. Excluding the operations of PHI for the first quarter of fiscal year 1999 and Stewart Warner for the first half of fiscal year 1999 research and development expenses as a percentage of sales was 6.3% in the first half of fiscal year 1999 as compared to 6.7% in the first half of fiscal year 1998. This reduction was the result of increased sales volume.

    During the second half of fiscal year 1998, PHI took a charge of $5.8 million to write off purchased in-process research and development expenses which had been valued in accordance with purchase accounting procedures.

    Depreciation and amortization increased $1.8 million from $3.6 million in the first half of fiscal year 1998 to $5.4 million in the first half of fiscal year 1999. This increase is primarily attributable to: (i) the inclusion of $1.0 million in the first quarter of fiscal year 1999 from the operations of PHI; and
(ii) $0.8 million for the first half of fiscal year 1999 from the operations of Stewart Warner.

    The second quarter of fiscal year 1999 includes a restructuring charge of $390,000 at Robicon primarily related to severance costs for headcount reductions related to the re-layout of certain assembly operations, more simplified designs in newer technology products, and a product mix change to less labor intensive products.

    Reimbursed environmental and litigation costs, declined from $320,000 in the first half of fiscal year 1998 to $18,000 in the first half of fiscal 1999. The fist half of fiscal year 1998 included a change in estimate on certain environmental cleanup costs.

    During the first half of fiscal year 1999, Robicon recorded a gain of $0.9 million from recoveries related to the settlement of certain claims, net of certain litigation and settlement costs.

    As a result of the factors described above, operating income increased $10.7 million, to $8.8 million in the first half of fiscal year 1999 from a loss of $1.9 million in the first half of fiscal year 1998.

    Interest expense increased $65,000 to $9.8 million in the first half of fiscal year 1999 as compared to $9.7 million in the first half of fiscal year 1998. Interest expense for the first half of fiscal year 1998 includes a provision of $2.2 million for the accretion of redeemable put warrants, as well as a $1.0 million provision for contingent interest payments recorded in the first half of fiscal year 1998. Excluding these provisions, interest expense increased $3.2 million to $9.8 million in the first half of fiscal year 1999 from $6.6 million in the first half of fiscal year 1998. This increase is due to higher average indebtedness associated with the sale of senior notes on August 8, 1997 and March 19, 1998. Interest income increased $488,000 to $0.7 million primarily due to the higher average cash balance after the sale of the senior notes.

    As a result of the above items, the Company recorded a loss income from continuing operations before income taxes and discontinued operations of $$276,000 in the first half of fiscal year 1999 compared to a loss of $11.4 million in the first half of fiscal year 1998.

    Income tax expense, including amounts allocated to discontinued operations was $0.5 million in the first half of fiscal year 1999 as compared to $1.6 million in the first half of fiscal year 1998.

    As a result of the foregoing, losses from operations before discontinued operations decreased $12.1 million from a loss $0.8 million for the first half of fiscal year 1999 as compared to a loss of $13.0 million for the first half of fiscal year 1998. Income from discontinued operations of $260,000, net of taxes, was recorded in the first half of fiscal year 1998, relating to the sale of the General Eastern Instruments division in the fourth quarter of fiscal year 1998.

    During the first half of fiscal year 1998 the Company recorded extraordinary losses on debt extinguishment, net of income taxes, in the amount of $7.9 million relating to the Company's refinancing transactions completed on August 8, 1997. See Note 3 of notes to Condensed Consolidated Financial Statements.

    The foregoing factors contributed to a net loss of $0.8 million in the second half of fiscal year 1999 compared to a net loss of $20.6 million in the second half of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations, asset sales and proceeds from financing activities.

    On August 8, 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is intended to be used to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility has a term of five years and replaced the $20.0 million revolving credit facility in place on such date. There were no borrowings outstanding under the Revolving Credit Facility as of October 24, 1998; however, there were $4.8 million in letters of credit commitments outstanding. Accordingly, credit availability under this facility was $20.2 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments.

    On August 8, 1997, the Company completed a private placement (the "Original Offering") of $135.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004, and $35.2 million in Units consisting of the Company's Series A Redeemable Preferred Stock, common stock of the Company and warrants to purchase common stock of the Company. A portion of the net proceeds of the Original Offering was used to repay existing indebtedness, including accrued and unpaid interest thereon and associated prepayment penalties. In connection with the issuance of the Company's Series A Redeemable Preferred Stock, the Company issued to the holders thereof warrants representing 6.6% of the Company's fully-diluted common stock. On January 16, 1998, the Company's outstanding Senior Notes and Series A Redeemable Preferred Stock were exchanged by the holders thereof for a like amount of Senior Notes and shares of Series A Exchange Redeemable Preferred Stock registered pursuant to the Securities Act.

    On March 19, 1998, the Company completed a private placement (the "Second Offering") of $20.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004 having terms identical to those sold in the Original Offering (collectively with the notes sold in the Original Offering the "Senior Notes"). The net proceeds of the Second Offering were used to finance part of the purchase price for Stewart Warner.

    At October 24, 1998, the Company had outstanding redeemable put warrants representing 6.25% of its fully-diluted common stock. The holders of such warrants have the right, after May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0 times the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash. During fiscal year 1998, the Company used $2.5 million of the net proceeds of the Original Offering to repurchase redeemable put warrants previously issued by the Company representing 6.25% of the Company's fully-diluted common stock.

    As of October 24, 1998, the Company had total indebtedness (including redeemable put warrants) of $180.0 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $33.0 million.

    The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Senior Notes except with respect to the Revolving Credit Facility which has a term of five years, as well as $1.8 million of unsecured seller notes related to the Jorda acquisition which are due on March 16, 2000. The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary.

    The Company's working capital was $62.4 million and $60.4 million at April 25, 1998 and October 24, 1998, respectively. The decrease of $2.0 million in working capital from April 25, 1998 to October 24, 1998 is primarily attributable to (i) a $2.8 million decrease in cash and cash equivalents and unrestricted cash on hand; (ii) a decrease in accounts receivable of $9.0 compared to the fourth quarter of fiscal year 1998; (iii) offset by an increase in inventories of $3.3 million during the first half of fiscal year 1999 primarily due to procurement and assembly related to an anticipated increase in shipments in the second half of fiscal year 1999; and (iv) a decrease in accounts payable of $2.2 million due to the timing of purchases during the fourth quarter of fiscal year 1998 and the second quarter of fiscal year 1999;
(v) a decrease in accrued liabilities of $4.1 million primarily related to the pay out of gain-sharing and incentive compensation plans, as well as reduced warranty and installation reserves.

    Net cash provided by operating activities was $5.0 million in the first half of fiscal year 1999 compared to net cash used by operating activities of $13.8 million in the first half fiscal year 1998. The increase in net cash provided by operating activities of $18.8 million is primarily attributable to: (i) the payment of $6.8 million to extinguish the Company's obligations under certain CIP Agreements in fiscal year 1998; (ii) the payment of $6.3 million in prepayment penalties and make whole premiums related the Original Offering in fiscal year 1998; and (iii) a reduction in accounts receivable of $6.4 million due to higher collections in fiscal year 1999.

    Net cash used in investing activities decreased $52.2 million to $4.4 million in the first half of fiscal year 1999 from $56.6 million in the first half of fiscal year 1998. The cash used in investing activities in the first half of fiscal year 1998 was primarily for the acquisition of PHI for $54.3 million, net of cash acquired. This was offset by a $2.3 million increase in capital expenditures in the first half of fiscal year 1999.

    Net cash provided by financing activities was $8.0 million in the first half of fiscal year 1999 compared to net cash provided by financing activities $82.0 million in the first half of fiscal year 1998. Net cash provided by financing activities of $8.0 million in the first half of fiscal year 1999 is primarily attributable to the reclassification from restricted cash from the Asset Sale Proceeds relating to the sale of the Company's General Eastern Instruments division in the fourth quarter of fiscal year 1998. See below for additional information. The cash provided by financing activities in fiscal year 1998 was substantially the result of the Original Offering consummated on August 8, 1997.

    As of October 24, 1998, the Company had assets held for sale, consisting of two former manufacturing facilities, of $3.9 million. These properties are recorded at the lower of the carrying amount or fair value less selling costs.

    The Indenture governing the Senior Notes (the "Indenture") permits each Restricted Subsidiary, as defined therein, that is an obligor under an Intercompany Note, as defined therein, to effect a Qualified Subsidiary IPO, as defined therein. Upon completion of a Qualified Subsidiary IPO, such Restricted Subsidiary will become an Unrestricted Subsidiary, as defined under the Indenture, and the cash flow of such Unrestricted Subsidiary will no longer be available (i) to service debt obligations of the Company or its remaining Restricted Subsidiaries or (ii) for purposes of determining whether the Company or its remaining Restricted Subsidiaries will be able to incur additional indebtedness, either of which could affect the liquidity of the Company.

    On April 15, 1998, the Company sold all of the assets and ordinary course business trade payables and capital and operating lease obligations of its General Eastern Instruments division ("General Eastern") to Bowthorpe, plc, pursuant to an asset purchase agreement. This sale generated cash, net of expenses and cash acquired, of approximately $20.1 million. Certain of these proceeds have been invested by the Company during the period since April 15, 1998. As a result of these investments, the Company believes that it has complied with all relevant provisions of the Indenture with respect to the sale of General Eastern. While the Company has and may continue to explore acquisition opportunities, the Company has no definitive plans for the use of the balance of the cash proceeds from the disposition of General Eastern.

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

    Costs related to the Year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not generally anticipated to be material to its business, operations, financial condition, liquidity and capital resources. The Company does expect to spend approximately $100,000 to $150,000 during the remaining six months of fiscal year 1999 to complete the installation of an enterprise resource planning system at Natvar. Those estimates do not include any allocation with respect to time devoted by regular employees of the Company to these efforts, since the Company does not separately track that time. There are uncertainties as to the future costs associated with the Year 2000 which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's customers and suppliers. Recognizing the many factors that are outside its control, the Company cannot state that it will be unaffected by the Year 2000 issue.

    If the Company's Year 2000 remediation efforts are not successful, the most likely worst case scenario would include some or all of the Company's operating subsidiaries or divisions being unable to manufacture or distribute products for a period of time. The Company cannot currently estimate the likelihood of such a scenario or the financial impact of such an occurence upon the Company because it cannot predict the extent or duration of any such disruption. As a result, the Company may consider the adoption of formal contingency plans to deal with any possible disruptions.

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

    In February 1997, the Company commenced litigation in Massachusetts federal court against TVM Group, Inc., ("TVM") of Fremont, California, and TVM's principal stockholder, Mr. T. Lyn Morris, seeking damages on account of breach by TVM and Mr. Morris of a December 1996 agreement pursuant to which a subsidiary of the Company was to acquire TVM. The Company is seeking total damages of approximately $31.0 million. In April 1997, TVM and Mr. Morris filed a counterclaim alleging breaches by the Company and its subsidiary of that agreement. In September 1997, TVM and Mr. Morris amended their counterclaim to add, among other things, a claim for fraudulent inducement. TVM and Mr. Morris are seeking damages of an unspecified amount in excess of $1.0 million. A trial date of April 5, 1999 has been set. In light of the current stage of the proceedings, the Company is unable to assess the likelihood of liability, if any, in this action, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance. The Company believes the counterclaim to be without merit.

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

(a) Exhibits

11  Statement of Computation of Earnings Per Share

27  Financial Data Schedule

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        HIGH VOLTAGE ENGINEERING CORPORATION

Dated: December 4, 1998                 By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer