Form 10-Q
period 1999-01-23
HIGH VOLTAGE ENGINEERING CORP
filed 1999-03-03
CIK 47395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended January 23, 1999

                                       or

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

                  Yes   X                   No

Number of Common Shares outstanding at March 3, 1999: 1,082.7429 shares.

                                    CONTENTS


PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

         Consolidated Balance Sheets at January 23, 1999 (unaudited) and
         April 25, 1998...................................................................................      3

         Consolidated Statements of Operations for the Three and Nine Months ended
         January 23, 1999 (unaudited) and January 24, 1998 (unaudited)....................................      4

         Consolidated Statements of Stockholders' Deficiency for the Nine Months
         ended January 23, 1999 (unaudited) and for the Years ended April
         25, 1998 and April 26, 1997......................................................................      5

         Consolidated Statements of Cash Flows for the Nine Months ended
         January 23, 1999 (unaudited) and January 24, 1998 (unaudited)....................................      6

         Notes to Consolidated Financial Statements.......................................................      7

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......      9

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     16


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     16

     ITEM 2. - CHANGES IN SECURITIES......................................................................     16

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     16

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     16

     ITEM 5. - OTHER INFORMATION..........................................................................     16

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     17

SIGNATURES................................................................................................     18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                          APRIL 25,      JANUARY 23,
                                                            1998            1999
                                                         -----------     -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................      $  16,518       $  20,898
  Restricted cash ..................................         14,671           3,447
  Accounts receivable - net ........................         59,403          52,006
  Refundable income taxes ..........................            626             608
  Inventories ......................................         36,136          41,637
  Prepaid expenses and other current assets ........          2,018           1,717
                                                          ----------      ----------
    Total current assets ...........................        129,372         120,313

PROPERTY, PLANT AND EQUIPMENT ......................         54,161          57,956
INVESTMENT IN JOINT VENTURE ........................          1,735           1,763
ASSETS HELD FOR SALE ...............................          3,830           3,812
OTHER ASSETS - Net .................................         17,158          15,737
COST IN EXCESS OF NET ASSETS ACQUIRED ..............         25,148          28,335
                                                          ----------      ----------
                                                          $ 231,404       $ 227,916
                                                          ----------      ----------
                                                          ----------      ----------
LIABILITIES AND STOCKHOLDERS DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations .      $   1,351       $   2,527
  Foreign credit line ..............................          2,002             123
  Accounts payable .................................         22,923          19,643
  Accrued interest .................................          3,118           7,248
  Accrued liabilities ..............................         26,932          24,156
  Advance payments by customers ....................          6,613           6,806
  Federal, foreign and state income taxes payable ..          2,369           3,412
  Deferred income taxes ............................          1,641           1,527
                                                          ----------      ----------
    Total current liabilities ......................         66,949          65,442

REDEEMABLE PUT WARRANTS ............................          2,590           2,590
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES .....        172,976         174,128
DEFERRED INCOME TAXES ..............................          2,698           2,724
OTHER LIABILITIES ..................................          6,951           6,713
REDEEMABLE PREFERRED STOCK .........................         30,457          33,925
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock .....................................              1               1
  Paid-in-capital ..................................         19,527          19,527
  Accumulated deficit ..............................        (72,603)        (78,981)
  Common stock warrants ............................          2,200           2,200
  Cumulative foreign currency translation adjustment           (342)           (353)
                                                          ----------      ----------
    Total stockholders' deficiency .................        (51,217)        (57,606)
                                                          ----------      ----------
                                                          $ 231,404       $ 227,916
                                                          ----------      ----------
                                                          ----------      ----------


       See accompanying notes to condensed consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   JANUARY 24,    JANUARY 23,     JANUARY 24,    JANUARY 23,
                                                      1998           1999            1998           1999
                                                   -----------    -----------     -----------     -----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Net sales......................................     $ 57,496       $ 59,948        $155,109       $188,478
Cost of sales..................................       36,796         39,639         100,947        123,437
                                                    ---------      ---------       ---------      ---------
  Gross profit.................................       20,700         20,309          54,162         65,041

Administrative and selling expenses............       13,019         12,872          35,672         39,947
Research and development expenses..............        4,667          4,056          11,249         13,489
Write off of purchased in-process research
  and development..............................           --             --           5,800             --
Restructuring charge...........................           --             --              --            390
Reimbursed environmental and litigation
  costs - net..................................          138            274             458            292
Other..........................................           87            300              44           (690)
                                                    ---------      ---------       ---------      ---------
  Income from operations.......................        2,789          2,807             939         11,613

Interest expense...............................        4,271          4,894          13,989         14,677
Interest income................................         (263)          (260)           (476)          (961)
                                                    ---------      ---------       ---------       --------
    Loss from continuing operations before
      income taxes, discontinued operations
      and extraordinary item...................       (1,219)        (1,827)        (12,574)        (2,103)
Income taxes...................................          856            276           2,455            807
                                                    ---------      ---------       ---------       --------
    Loss from continuing operations before
      discontinued operations and
      extraordinary item.......................       (2,075)        (2,103)        (15,029)        (2,910)

Discontinued operations:
    Income from discontinued operations, net
      of income taxes..........................          211             --             471             --

Extraordinary loss, net of income taxes........           --             --          (7,861)            --
                                                    ---------      ---------      ----------      ---------
NET LOSS.......................................       (1,864)        (2,103)        (22,419)        (2,910)
Preferred dividends............................       (1,029)        (1,092)         (2,057)        (3,182)
Accretion of redeemable preferred stock........          (95)           (96)           (175)          (286)
                                                    ---------      ---------      ----------      ---------
Net loss applicable to common stockholders.....     $ (2,988)      $ (3,291)      $ (24,651)     $  (6,378)
                                                    ---------      ---------      ----------     ----------
                                                    ---------      ---------      ----------     ----------
Net loss per common share:
    Continuing operations......................  $ (2,953.83)    $(3,038.78)   $ (16,423.40)   $ (5,889.20)
    Income from discontinued operations........       194.83             --          448.14             --
    Extraordinary item.........................           --             --       (7,479.54)            --
    Net loss applicable to common stockholders.  $ (2,759.00)    $(3,038.78)   $ (23,454.80)   $ (5,889.20)
                                                 ------------    -----------   -------------   ------------
                                                 ------------    -----------   -------------   ------------

Weighted average common stock outstanding             1,083          1,083           1,051          1,083
                                                 ------------    -----------   -------------   ------------
                                                 ------------    -----------   -------------   ------------

       See accompanying notes to condensed consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)



                                                                                    CUMULATIVE
                                                                                     FOREIGN
                                                                       COMMON        CURRENCY
                                 COMMON    PAID-IN     ACCUMULATED      STOCK      TRANSLATION
                                 STOCK     CAPITAL       DEFICIT      WARRANTS      ADJUSTMENT       TOTAL
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, April 27, 1996 ....     $   1     $ 17,326    $  (50,869)    $     --     $        60     $(33,482)
Net loss ...................                               (2,756)                                   (2,756)
Preferred stock dividends ..                                 (479)                                     (479)
Change in foreign currency
  translation ..............                                                               (19)         (19)
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, April 26, 1997 ....         1       17,326       (54,104)          --              41      (36,736)
Net loss ...................                              (12,744)                                  (12,744)
Preferred stock dividends ..                               (3,085)                                   (3,085)
Accretion of redeemable
  preferred stock ..........                                 (270)                                     (270)
Distribution to fund Letitia
  common stock repurchase ..                               (2,400)                                   (2,400)
Change in foreign currency
  translation ..............                                                              (383)        (383)
Common stock warrants ......                                             2,200                        2,200
Proceeds from issuance of
  common stock .............                  2,201                                                   2,201
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, April 25, 1998 ....         1       19,527       (72,603)       2,200            (342)     (51,217)
Net loss ...................                               (2,910)                                   (2,910)
Preferred stock dividends ..                               (3,182)                                   (3,182)
Accretion of redeemable
  preferred stock ..........                                 (286)                                     (286)
Change in foreign currency
  translation ..............                                                               (11)         (11)
                                 ------    --------    -----------    ---------    ------------    ---------
Balance, January 23, 1999
  (Unaudited) ..............     $   1     $ 19,527    $  (78,981)    $  2,200      $     (353)    $(57,606)
                                 ------    --------    -----------    ---------    ------------    ---------
                                 ------    --------    -----------    ---------    ------------    ---------


       See accompanying notes to condensed consolidated financial statements.

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                 ---------------------------
                                                                 JANUARY 24,     JANUARY 23,
                                                                    1998             1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net loss................................................       $(22,419)       $ (2,910)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Extraordinary item, net of income taxes...............          1,574              --
     Depreciation and amortization.........................          6,076           8,152
     Write-off of purchased research and development.......          5,800              --
     Non-cash interest.....................................          3,231             839
     Deferred income taxes.................................         (3,496)            (88)
     Undistributed earnings of affiliate...................           (131)           (102)
     (Gain) loss on sale of assets.........................         (1,417)           (190)
     Change in assets and liabilities net of effects
       of business acquisition:
       Accounts receivable.................................          6,079           7,415
       Inventories.........................................         (1,569)         (5,501)
       Prepaid expenses and other current assets...........            400            (605)
       Accounts payable, accrued interest and accrued
         liabilities.......................................         (4,459)         (2,102)
       Advance payments by customers.......................         (2,787)            193
       Federal, foreign and state income taxes payable.....            974           1,043
                                                                  ---------       ---------
       Net cash (used in) provided by operating activities.        (12,144)          6,144
                                                                  ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment..............         (4,336)         (6,814)
   Proceeds from sales of assets, net of expenses..........          3,352             352
   Acquisition of Physical Electronics, net of cash
     acquired..............................................        (54,272)             --
   Acquisition of Industrial Power Rectifiers product line,
     net of cash acquired..................................             --          (3,226)
   Other...................................................           (166)             25
                                                                  ---------       ---------
       Net cash used in investing activities ..............        (55,422)         (9,663)
                                                                  ---------       ---------
Cash flows from financing activities:
   Proceeds from the issuance of long-term obligations,
     net of issuance costs.................................        129,466              --
   Proceeds from the issuance of preferred stock, net of
     issuance costs........................................         29,392              --
   Proceeds from the issuance of common stock..............          2,200              --
   Proceeds from the issuance of redeemable put warrants
     and common stock warrants.............................          2,200              --
   Net proceeds (payments) on foreign credit line..........            326          (2,070)
   Net (increase) decrease in restricted cash..............         (1,763)         11,224
   Net proceeds (payments) under senior credit agreement...         (7,702)             --
   Distribution to fund Letitia Common Stock repurchase....         (2,250)             --
   Redemption of redeemable put warrants...................         (2,500)             --
   Redemption of redeemable preferred stock................        (11,621)             --
   Principal payments on long-term obligations.............        (56,649)         (1,386)
   Cash overdraft..........................................            269             (68)
                                                                  ---------       ---------
     Net cash provided by financing activities.............         81,368           7,700
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............           (239)            199
                                                                  ---------       ---------
     Net increase in cash and cash equivalents.............         13,563           4,380
   Cash and cash equivalents, beginning of the period......          1,542          16,518
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $ 15,105        $ 20,898
                                                                  ---------       ---------
                                                                  ---------       ---------
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................       $ 12,756        $  9,699
   Income taxes............................................          1,635           1,854
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $    322        $  3,182
   Leased asset additions..................................            276           3,495
   Fixed assets transferred to inventory...................             --             102

       See accompanying notes to condensed consolidated financial statements.

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

NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:



                                               APRIL 25,     JANUARY 23,
                                                 1998           1999
                                               ---------     -----------
Raw materials ..........................       $ 19,543      $   20,952
Work-in-process ........................         12,079          17,241
Finished goods .........................          4,514           3,444
                                               ---------     -----------
   Total ...............................       $ 36,136      $   41,637
                                               ---------     -----------
                                               ---------     -----------


NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS

    On December 31, 1998, a wholly owned subsidiary of the Company acquired all the assets of General Electric's ("GE") Industrial Power Rectifier ("IPR") product line for $3.2 million in cash and entered into certain related agreements with GE including a license agreement and a production services agreement. Pursuant to a transition plan, defined in the Production Service Agreement, GE will continue to manufacture and deliver IPR products through such a date as the transition is completed but no later than October 1, 1999. In addition, GE is entitled to receive the economic benefit of all contracts in place as of December 31, 1998 and certain other contracts entered into through March 31, 1999. Due to the extended lead times involved with these products the Company does not anticipate recognizing material revenue from the assets acquired from GE until fiscal 2000. The fair value of the asset acquired has been based on management's preliminary estimate of the fair value and lives of such assets. Adjustments to asset values and lives, including fixed assets and intangibles in the final allocation may differ from these estimates, which could impact future earnings.

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

    On March 19, 1998, a wholly owned subsidiary of the Company acquired, directly or indirectly, all of the outstanding capital stock of Stewart Warner Instrument Corporation ("Stewart Warner"), for $24,870 in cash. Pursuant to the Stock Purchase Agreement, the sellers have agreed to indemnify the Company, up to an aggregate of $5,000, for breaches of representations and warranties. Most of these representations and warranties will expire on the first anniversary of the closing.

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

    The net purchase prices were allocated as follows:

                                                          STEWART
                                                PHI        WARNER        TOTAL
                                             ---------    ---------    ---------
Working capital, other than cash acquired    $ 33,707     $  8,733     $ 42,440
Property, plant and equipment ...........      18,822        5,856       24,678
Other assets ............................      14,696        2,300       16,996
Cost in excess of assets acquired .......       8,985       14,571       23,556
Other liabilities .......................     (21,938)      (6,621)     (28,708)
                                             ---------    ---------    ---------
Purchase price, net of cash received ....    $ 54,272     $ 24,839     $ 78,962
                                             ---------    ---------    ---------
                                             ---------    ---------    ---------

    The operating results of these acquired businesses have been included in the Company's consolidated statement of operations from the dates of acquisition.

    In connection with the PHI acquisition described above, the Company completed a Rule 144A offering in the amount of $170.2 million including $135.0 million of Senior Notes due 2004 and $35.2 million consisting of 33,000 units comprised in the aggregate of 33,000 shares of Series A Senior Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock of the Company and 82.7429 shares of common stock of the Company. The Company also entered into a $25.0 million revolving credit facility. Both of these financings closed simultaneously with the PHI acquisition, and were used to finance the acquisition, repay certain indebtedness and all existing redeemable Preferred Stock of the Company , repurchase certain existing put warrants, make distributions to Letitia Corporation, the owner of 92.36% of the Company's common stock, extinguish the Company's obligations under two existing Contingent Interest Payments Agreements (the "CIP Agreements"), pay fees and for general corporate purposes. As a result, the Company recorded interest expense of approximately $1 million during the three months ended July 26, 1997.

    In connection with the Stewart Warner acquisition described above, the Company completed a Rule 144A offering in the amount of $20.0 million of additional Senior Notes due 2004.

NOTE 4 - CONTINGENCIES

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of the proceedings to which it is currently a party is material.

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

    In March 1998, the Company initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of the Company's patents relating to Robicon Corporation's Perfect Harmony line of products. In June 1998 Toshiba filed suit against the Company and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that the Company is infringing a patent held by Toshiba and requested a declaratory judgment that the Company's patent, which is the subject of the Pennsylvania action, is invalid. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba; however, the Company believes that it has valid claims against Toshiba.

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

NOTE 5 - SEGMENT DATA

    The Company operates in six industry segments. Information concerning operations in these businesses is as follows (all amounts are from continuing operations only, except identifiable assets):


                                                   OPERATING                    DEPRECIATION
                                          NET        INCOME      IDENTIFIABLE       AND           CAPITAL
                                         SALES       (LOSS)         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ----------    ------------   ------------    ------------
NINE MONTHS ENDED JANUARY 24, 1998
High power conversion
  products.......................      $ 67,422     $  4,893       $ 35,786       $    392       $    273
Advanced surface analysis
  instruments....................        26,608       (6,026)        70,871          2,447          1,543
High performance modular
  power connectors...............        18,219        3,676         16,638            717            713
Customized monitoring
  instrumentation................        25,690        2,112         20,155          1,235            606
Disposable customized medical
  grade plastic tubing...........        12,510          748          8,761            670            486
Corporate and other..............         4,660       (4,464)        41,076            370            335
                                       ---------    ---------      ---------      ---------      ---------
  Consolidated...................      $155,109     $    939       $193,287       $  5,831       $  3,956
                                       ---------    ---------      ---------      ---------      ---------
                                       ---------    ---------      ---------      ---------      ---------
NINE MONTHS ENDED JANUARY 23, 1999
High power conversion
  products.......................      $ 60,357     $  1,333       $ 46,261       $    961       $  3,674
Advanced surface analysis
  instruments....................        44,044        1,798         72,642          3,034          3,776
High performance modular
  power connectors...............        20,147        4,253         17,738          1,039          1,162
Customized monitoring
  instrumentation................        45,033        4,440         48,717          1,903            993
Disposable customized medical
  grade plastic tubing...........        11,692        2,122          8,744            733            444
Corporate and other..............         7,205       (2,333)        33,814            482            260
                                      ----------    ---------      ---------      ---------      ---------
  Consolidated...................      $188,478     $ 11,613       $227,916       $  8,152       $ 10,309
                                      ----------    ---------      ---------      ---------      ---------
                                      ----------    ---------      ---------      ---------      ---------

NOTE 6 - COMPREHENSIVE INCOME

     In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. For the nine months ended January 24, 1998 and January 23, 1999, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

    In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosure About Pension and Other Post Retirement Benefits" which revises employers' disclosure requirements about pension and other post retirement benefit plans. The Company does not believe adoption of SFAS No. 132 will have a material impact on its financial disclosures.

    In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative and Hedging Activities" which establishes accounting and reporting standards for derivative and hedging activities. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial disclosures.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

    This report may include forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions based on known present circumstances and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the SEC, and specifically the most recent Annual Report on Form 10-K and the "Risk Factors" section of the Company's most recent Registration Statement on Form S-4 on file. These documents identify and describe important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material intercompany transactions and balances.

    As used in this filing, the terms "fiscal 1998" and "fiscal 1999" refer to the Company's fiscal years ended April 25, 1998 and April 24, 1999, respectively.

    The Company conducts its business through six independent operating units, Robicon Corporation and subsidiaries ("Robicon"), Physical Electronics, Inc. and subsidiaries ("PHI"), Maxima Technologies, Inc. ("Maxima Technologies"), Anderson Interconnect, Inc. ("APP"), Natvar and High Voltage Engineering Europa B.V. ("HVE Europa").

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

ACQUISITION OF STEWART WARNER

    On March 19, 1998, Maxima Technologies acquired, directly or indirectly, all of the capital stock of Stewart Warner, for an aggregate consideration of $24.8 million in cash. After the repayment of all of Stewart Warner's outstanding indebtedness, the remainder of the cash purchase price was distributed to the former stockholders of Stewart Warner.

ACQUISITION OF INDUSTRIAL POWER RECTIFIER PRODUCT LINE

    On December 31, 1998, a wholly owned subsidiary of the Company acquired all the assets of General Electric's ("GE") Industrial Power Rectifier ("IPR") product line for $3.2 million in cash and entered into certain related agreements with GE including a license agreement and a production services agreement. Pursuant to a transition plan, defined in the Production Service Agreement, GE will continue to manufacture and deliver IPR products through such a date as the transition is completed but no later than October 1, 1999. In addition, GE is entitled to receive the economic benefit of all contracts in place as of December 31, 1998 and certain other contracts entered into through March 31, 1999. Due to the extended lead times involved with these products the Company does not anticipate recognizing material revenue from the assets acquired from GE until fiscal 2000. The fair value of the asset acquired has been based on management's preliminary estimate of the fair value and lives of such assets. Adjustments to asset values and lives, including fixed assets and intangibles in the final allocation may differ from these estimates, which could impact future earnings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 24, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 23, 1999

    Net sales increased $2.5 million, or 4.3%, from $57.5 million in the third quarter of fiscal 1998 to $59.9 million in the third quarter of fiscal 1999. Excluding net sales from Stewart Warner ($4.8 million) which was acquired during the fourth quarter of fiscal 1998, net sales decreased $2.4 million, or 4.1%, during the third quarter of fiscal 1999. The overall net decrease was primarily attributable to: (i) a decrease in sales of $3.2 million, or 15.0%, at Robicon primarily due to a $1.9 million decrease in sales of power control systems and a $1.7 million decrease in sales of medium voltage VFDs as a result of customer requested delays offset by an increase in service parts revenue due to a new distribution agreement with Argo International Corporation; and (ii) a decrease of $0.3 million, or 6.4%, at Natvar due to the disposition of certain electrical sleeving product lines in the fourth quarter of fiscal 1998; offset by (iii) an increase of $0.8 million, or 5.0%, at PHI; (iv) an increase of $0.2 million, or 8.1%, at HVE Europa, and (v) increases totaling $0.2 million, or 2.8% at APP and Maxima Technologies (excluding the operations of Stewart Warner).

    Gross profit decreased by $0.4 million, or 1.9%, from $20.7 million during the third quarter of fiscal 1998 to $20.3 million in the third quarter of fiscal 1999. Excluding the gross profit from Stewart Warner ($1.4 million) which was acquired during the fourth quarter of fiscal 1998, gross profit decreased $1.8 million, or 8.8%, during the third quarter of fiscal 1999. This overall decrease resulted from: (i) a decrease in sales volume; (ii) lower pricing, a change in mix, and manufacturing inefficiencies due to lower volume at Robicon; (iii) mix shifts at PHI towards lower margin customers and at Maxima Technologies towards lower margin products, partially offset by margin improvements due to manufacturing efficiencies and mix at APP, Natvar and HVE Europa. Overall the Company's gross margin rate decreased from 36.0% in third quarter of fiscal 1998 to 33.9% in the third quarter of fiscal 1999.

    Administrative and selling expenses decreased $0.1 million, or 1.1%, including $0.9 million from the operations of Stewart Warner. Excluding Stewart Warner, administrative and selling expense decreased $1.0 million primarily related to cost reductions at Robicon, Maxima Technologies and Natvar. Excluding the operations of Stewart Warner for the third quarter of fiscal 1999, administrative and selling expenses as a percentage of sales was 21.6% in the third quarter of fiscal 1999 as compared to 22.6% in the third quarter of fiscal 1998.

    Research and development expenses decreased $0.6 million, or 13.1%, including $0.1 million related to the operations of Stewart Warner. Excluding the operations of Stewart Warner, research and development expenses decreased $0.7 million, which primarily related to cost reductions at Robicon in the first quarter of fiscal 1999. Excluding the operations of Stewart Warner for the third quarter of fiscal 1999 research and development expenses as a percentage of sales was 7.1% in the third quarter of fiscal 1999 as compared to 8.1% in the third quarter of fiscal 1998.

    Depreciation and amortization from continuing operations increased $0.5 million from $2.3 million to $2.8 million from the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1999. The increase was primarily due to the addition of the operations of Stewart Warner as well as the addition of capital leases at Robicon.

    As a result of the factors described above, operating income remained relatively unchanged at $2.8 million in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998.

    Interest expense increased $0.6 million, or 14.6%, from $4.3 million in the third quarter of fiscal 1998 to $4.9 million in the third quarter of fiscal 1999, primarily due to higher average indebtedness associated with the issuance of $20 million of Senior Notes due 2004 on March 19, 1998 in connection with the acquisition of Stewart Warner.

    As a result of the above items, the Company recorded losses from continuing operations before income taxes and discontinued operations of $1.2 million and $1.8 million in the third quarter of fiscal 1998 and the third quarter of fiscal 1999, respectively.

    Income tax expense, including amounts allocated to discontinued operations, was $0.9 million in the third quarter of fiscal 1998 compared to $0.3 million in the third quarter of fiscal 1999.

    As a result of the above, the Company recorded losses from continuing operations before discontinued operations of $2.1 million in both the third quarter of fiscal 1998 and the third quarter of fiscal 1999.

    Income from discontinued operations of $211,000, net of taxes, was recorded in the third quarter of fiscal 1998, relating to the sale of the General Eastern Instruments division in the fourth quarter of fiscal 1998.

    The foregoing factors contributed to a net loss of $1.9 million in the third quarter of fiscal 1998 compared to a net loss of $2.1 million in the third quarter of fiscal year 1999.

NINE MONTHS ENDED JANUARY 24, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 23,
1999

    Net sales increased $33.4 million, or 21.5%, from $155.1 million for the nine months ended January 24, 1998 to $188.5 million for the nine months ended January 23, 1999. This increase includes: (i) $11.3 million in sales for the first quarter of fiscal 1999 from the operations of PHI which was acquired on August 8, 1997, and (ii) $18.0 million in sales for the nine months ended January 23, 1999 from the operations of Stewart Warner which was acquired March 19, 1998. Excluding sales from the operations of PHI for the first quarter of fiscal 1999 and from Stewart Warner for the nine months ended January 23, 1999, sales increased $4.0 million, or 2.6%. The overall net increase was primarily attributable to: (i) an increase in sales of $6.1 million, or 23.0%, at PHI due to higher shipments resulting from the timing of customer requested delivery dates; (ii) an increase of $2.5 million, or 54.6%, at HVE Europa due to the timing of particle accelerator systems shipments in fiscal 1999; (iii) an increase of $1.9 million, or 10.6%, at APP due to continued growth in the uninterruptible power supply markets as well as telecommunications and networking equipment markets in North America and Europe; and (iv) an increase of $1.3 million, or 5.1%, at Maxima Technologies due to higher shipments in both North America and Europe; offset by (v) a decrease of $7.1 million, or 10.5%, at Robicon primarily due to a $9.4 million decrease in power control systems related to reduced shipments to polysilicon extraction markets and a decrease of $2.7 million due to reduced orders and the timing of shipments of low voltage VFDs, but offset by a $5.0 million increase in shipments of medium voltage VFDs; and (vi) a decrease of $0.8 million, or 6.5%, at Natvar due to the disposition of certain electrical sleeving product lines in the fourth quarter of fiscal 1998.

    Gross profit increased $10.9 million, or 20.1%, from $54.2 million for the nine months ended January 24, 1998 to $65.0 million for the nine months ended January 23, 1999. This increase includes: (i) $4.0 million in the first quarter of fiscal 1999 from the operations of PHI, which was acquired on August 8, 1997; and (ii) $5.9 million for the nine months ended January 23, 1999 from the operations of Stewart Warner, which was acquired March 19, 1998. Excluding the gross profit from the operations of PHI for the first quarter of fiscal 1999 and Stewart Warner for the nine months ended January 23, 1999, gross profit increased $1.0 million, or 1.8%. This net increase included a $1.0 million charge to cost of sales at PHI in the second quarter of fiscal 1998, resulting from the shipments of finished goods inventory which had been revalued in accordance with purchase accounting procedures. Overall the Company's gross margin rate decreased from 34.9% in the nine months ended January 24, 1998 to 34.5% in the nine months ended January 23, 1999.

    Administrative and selling expenses of the Company increased $4.3 million, or 12.0%, from $35.7 million in the nine months ended January 24, 1998 to $39.9 million in the nine months ended January 23, 1999. This increase includes: (i) $2.8 million in the first quarter of fiscal 1999 from the operations of PHI, which was acquired on August 8, 1997; (ii) and $3.8 million for the nine months ended January 23, 1999 from the operations of Stewart Warner, which was acquired on March 19, 1998. Excluding the operations of PHI for the first quarter of fiscal 1999 and Stewart Warner for the nine months ended January 23, 1999, administrative and selling expenses decreased $2.3 million, or 6.5%. This decrease is primarily attributable to cost reductions at Robicon, PHI and Natvar. Excluding the operations of PHI for the first quarter of fiscal 1999 and Stewart Warner for the nine months ended January 23, 1999, administrative and selling expenses as a percentage of sales was 23.0% in the nine months ended January 24, 1998 as compared to 21.0% in the nine months ended January 23, 1999.

    Research and development expenses increased $2.2 million, from $11.2 million in the nine months ended January 24, 1998 to $13.5 million in the nine months ended January 23, 1999. This increase is primarily attributable to: (i) the inclusion of $2.2 million in the first quarter of fiscal 1999 from the operations of PHI; and (ii) $0.8 million for the nine months ended January 23, 1999 from the operations of Stewart Warner. Excluding the operations of PHI for the first quarter of fiscal 1999 and Stewart Warner for the nine months ended January 23, 1999, research and development expenses as a percentage of sales was 7.3% in the nine months ended January 24, 1998 as compared to 6.6% in the nine months ended January 23, 1999.

    During the nine months ended January 24, 1998, PHI recorded a charge of $5.8 million to write off purchased in-process research and development expenses which had been valued in accordance with purchase accounting procedures.

    Depreciation and amortization from continuing operations increased $2.3 million from $5.8 million in the nine months ended January 24, 1998 to $8.2 million in the nine months ended January 23, 1999. This increase is primarily attributable to: (i) the inclusion of $1.0 million in the first quarter of fiscal 1999 from the operations of PHI; and (ii) $1.1 million for the nine months ended January 23, 1999 from the operations of Stewart Warner.

    The first half of fiscal 1999 includes a restructuring charge of $390,000 at Robicon primarily related to severance costs for headcount reductions related to the re-layout of certain assembly operations, more simplified designs in newer technology products, and a product mix change to less labor intensive products.

    Reimbursed environmental and litigation costs declined from $458,000 in the nine months ended January 24, 1998 to $292,000 in the nine months ended January 23, 1999.

    During the nine months ended January 23, 1999, Robicon recorded a gain of $0.9 million from recoveries related to the settlement of certain claims, net of certain litigation and settlement costs.

    As a result of the factors described above, operating income increased $10.7 million, from $0.9 million in the nine months ended January 24, 1998 to $11.6 million in the nine months ended January 23, 1999.

    Interest expense increased $0.7 million from $14.0 million in the nine months ended January 24, 1998 to $14.7 million in the nine months ended January 23, 1998. Interest expense for the nine months ended January 23, 1998 includes provisions of $2.2 million for the accretion of redeemable put warrants, as well as $1.0 million for contingent interest payments. Excluding these provisions, interest expense increased $3.8 million to $14.7 million in the nine months ended January 23, 1999 from $10.8 million in the nine months ended January 24, 1998. This increase is due to higher average indebtedness associated with the sale of The Company's Senior Notes due 2004 on August 8, 1997 and March 19, 1998. Interest income increased $485,000 to $1.0 million primarily due to the higher average cash balance after the issuance of the Senior Notes.

    As a result of the above items, the Company recorded losses from continuing operations before income taxes and discontinued operations of $12.6 million and $2.1 million in the nine months ended January 24, 1998 and the nine months ended January 23, 1999, respectively.

    Income tax expense, including amounts allocated to discontinued operations was $2.8 million in the nine months ended January 24, 1998 as compared to $0.8 million in the nine months ended January 23, 1999.

    As a result of the foregoing, losses from operations before discontinued operations decreased $12.1 million from a loss $15.0 million for the nine months ended January 24, 1998 to a loss of $2.9 million for the nine months ended January 23, 1999. Income from discontinued operations of $471,000, net of taxes, was recorded in the nine months ended January 24, 1998, relating to the sale of the Company's General Eastern Instruments division in the fourth quarter of fiscal 1998.

    During the nine months ended January 24, 1998, the Company recorded extraordinary losses on debt extinguishment, net of income taxes, in the amount of $7.9 million relating to the Company's refinancing transactions completed on August 8, 1997. See Note 3 of notes to condensed consolidated financial statements.

    The foregoing factors contributed to net losses of $22.4 million and $2.9 million in the nine months ended January 24, 1998 and the nine months ended January 23, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital and capital expenditures. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations, asset sales and proceeds from financing activities.

    On August 8, 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is intended to be used to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility has a term of five years and replaced the $20.0 million revolving credit facility in place on its commencement date. There were no borrowings outstanding under the Revolving Credit Facility as of January 23, 1999; however, there were $4.7 million in letters of credit commitments outstanding. Accordingly, credit availability under this facility was $20.3 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments.

    On August 8, 1997, the Company completed a private placement (the "Original Offering") of $135.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004, and $35.2 million in Units consisting of the Company's Series A Redeemable Preferred Stock, common stock of the Company and warrants to purchase common stock of the Company. A portion of the net proceeds of the Original Offering was used to repay existing indebtedness, including accrued and unpaid interest thereon and associated prepayment penalties. In connection with the issuance of the Company's Series A Redeemable Preferred Stock, the Company issued to the holders thereof warrants representing 6.6% of the Company's fully-diluted common stock. On January 16, 1998, the Company's outstanding Senior Notes and Series A Redeemable Preferred Stock were exchanged by the holders thereof for a like amount of Senior Notes and shares of Series A Exchange Redeemable Preferred Stock registered pursuant to the Securities Act of 1933.

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

    At January 23, 1999, the Company had outstanding redeemable put warrants representing 6.25% of its fully-diluted common stock. The holders of such warrants have the right, after May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0 times the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash. During fiscal year 1998, the Company used $2.5 million of the net proceeds of the Original Offering to repurchase redeemable put warrants previously issued by the Company representing 6.25% of the Company's fully-diluted common stock.

    As of January 23, 1999, the Company had total indebtedness (including redeemable put warrants) of $179.4 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $35.1 million.

    The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Senior Notes except under the Revolving Credit Facility which has a term of five years, as well as $1.7 million of unsecured seller notes related to the acquisition by the Company of its Industrias Jorda subsidiary, which are due on March 16, 2000. The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary.

    The Company's working capital was $62.4 million and $54.9 million at April 25, 1998 and January 23, 1999, respectively. The decrease of $7.6 million in working capital from April 25, 1998 to January 23, 1999 is primarily attributable to (i) a $6.8 million decrease in cash and cash equivalents and unrestricted cash on hand; (ii) a decrease in accounts receivable of $7.4 million compared to the fourth quarter of fiscal 1998; offset by an increase in inventories of $5.5 million during the nine months ended January 23, 1999; and
(iii) a decrease in accounts payable of $3.3 million due to the timing of purchases during the fourth quarter of fiscal 1998 and the third quarter of fiscal 1999; (iv) a decrease in accrued liabilities of $2.8 million primarily related to the pay out of gain-sharing and incentive compensation plans, as well as reduced warranty and installation reserves; and (v) an increase in accrued interest of $4.1 million attributable to interest payable on the Senior Notes.

    Net cash used in operating activities was $12.1 million for the nine months ended January 24, 1998 as compared to net cash provided by operating activities of $6.1 million for the nine months ended January 23, 1999. The net cash used in operating activities for the nine months ended January 24, 1998 was primarily attributable to: (i) the payment of $6.8 million to extinguish the Company's obligations under certain CIP Agreements for the nine months ended January 24, 1998; and (ii) the payment of $6.3 million in prepayment penalties and make whole premiums related to financing of the Company replaced with the proceeds from the Original Offering for the nine months ended January 24, 1998.

    Net cash used in investing activities was $55.4 million for the nine months ended January 24, 1998 as compared to net cash used in investing activities of $9.7 million for the nine months ended January 23, 1999. The cash used in investing activities for the nine months ended January 24, 1998 was primarily for the acquisition of PHI for $54.3 million, net of cash acquired. The net cash used in investing activities for the nine months ended January 23, 1999 was primarily the acquisition of the Power Rectifier product line of GE for $3.2 million as well as $6.8 million of capital expenditures.

    Net cash provided by financing activities was $81.4 million for the nine months ended January 24, 1998 as compared to net cash provided by financing activities of 7.7 million for the nine months ended January 23, 1999. The net cash provided by financing activities of $81.4 million for the nine months ended January 24, 1998 was substantially the result of the Original Offering consummated on August 8, 1997. See below for additional information. The net cash provide by financing activities for the nine months ended January 23, 1999 was primarily attributable to the reclassification of $12.1 million from restricted cash to cash from the proceeds of the sale of the Company's General Eastern Instruments division in the fourth quarter of fiscal 1998.

    As of January 23, 1999, the Company had assets held for sale, consisting of two former manufacturing facilities, of $3.8 million. These properties are recorded at the lower of the carrying amount or fair value less selling costs.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In February of 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Post Retirement Benefits" which revises employers' disclosures about pension and other post-retirement benefits plans. The Company does not believe adoption of SFAS No. 132 will have a material impact on its financial statement disclosures.

    In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative and Hedging Activities" which establishes accounting and reporting standards for derivative and hedging activities. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial disclosures.

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

    Management believes that it is devoting the necessary resources to timely address all Year 2000 issues over which it has control and all critical systems are scheduled to be Year 2000 compliant by the end of calendar 1999. The Company is also monitoring the adequacy of the processes and progress of its customers, suppliers and others. However, there can be no assurance that the customers, suppliers and others will timely resolve their own Year 2000 compliance issues.

    Costs related to the Year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not generally anticipated to be material to its business, operations, financial condition, liquidity and capital resources. The Company does expect to spend approximately $150,000 to $200,000 through the remainder of calendar 1999 to complete the installation of enterprise resource planning systems at Maxima Technologies and Natvar. Those estimates do not include any allocation with respect to time devoted by regular employees of the Company to these efforts, since the Company does not separately track that time. There are uncertainties as to the future costs associated with the Year 2000 which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's customers and suppliers. Recognizing the many factors that are outside its control, the Company cannot state that it will be unaffected by the Year 2000 issue.

    If the Company's Year 2000 remediation efforts are not successful, the most likely worst case scenario would include some or all of the Company's operating subsidiaries or divisions being unable to manufacture or distribute products for a period of time. The Company cannot currently estimate the likelihood of such a scenario or the financial impact of such an occurrence upon the Company because it cannot predict the extent or duration of any such disruption. As a result, the Company may consider the adoption of formal contingency plans to deal with any possible disruptions.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of the proceedings to which it is currently a party is material.

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

    In March 1998, Robicon initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of the Company's patents relating to Robicon Corporation's Perfect Harmony line of products. In June 1998 Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba; however, Robicon believes that it has valid claims against Toshiba.

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

         None.

ITEM 5. - OTHER INFORMATION

         None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27  Financial Data Schedule

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: March 3, 1999                 By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer