Form 10-K405
period 1999-04-24
HIGH VOLTAGE ENGINEERING CORP
filed 1999-07-09
CIK 47395

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT
         TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended April 24, 1999

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
                     None                                             None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of July 9, 1999 was 1082.7429.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Item 1.     Business.......................................................................................           3
Item 2.     Properties.....................................................................................          16
Item 3.     Legal Proceedings..............................................................................          16
Item 4.     Submission of Matters to a Vote of Security Holders............................................          17

                                                        PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          18
Item 6.     Selected Historical Consolidated Financial Data................................................          19
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          22
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................          31
Item 8.     Financial Statements and Supplemental Data.....................................................          31
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........          31

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          32
Item 11.    Executive Compensation.........................................................................          34
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          36
Item 13.    Certain Relationships and Related Transactions.................................................          37

                                                        PART IV

Item 14.    Exhibits and Financial Statement Schedules.....................................................          39

                                    PART I.

ITEM 1.--BUSINESS

COMPANY OVERVIEW

    High Voltage Engineering Corporation (the "Company") owns and operates a diversified group of five middle market industrial and technology based manufacturing businesses. The Company was incorporated in Massachusetts in 1946 by Robert J. van de Graaff, a Massachusetts Institute of Technology professor of nuclear physics. In the 1970s, the Company began acquiring a diversified group of industrial manufacturing businesses. In 1988, the Company was acquired by Letitia Corporation, which is beneficially owned primarily by Laurence S. Levy, the Chairman of the Board, Vice President and a Director of the Company, and Clifford Press, President and a Director of the Company, and certain of their affiliates and family members. Since the Company's acquisition by Letitia Corporation, the Company has disposed of 14 non-core businesses and has made seven acquisitions.

    The Company's businesses focus on designing and manufacturing high quality, applications-engineered products which are designed to address specific customer needs. The Company's products are sold to a broad range of domestic and foreign Original Equipment Manufacturers (OEMs) and end-users in a variety of industries including process automation, water and wastewater treatment, petrochemicals, semiconductor fabrication, chemicals, construction, agriculture, materials handling, computers, telecommunications and for scientific and educational research. The diversified nature of the products sold and end-markets served by the Company's businesses reduce the effect on the Company of operating performance fluctuations in any single operating unit arising from cyclical downturns within individual industries and end-markets. The Company also believes that its focus on middle market manufacturing enhances its growth prospects. As used in this filing, the terms "fiscal 1999", "fiscal 1998", "fiscal 1997", "fiscal 1996" and "fiscal 1995" refer to the Company's fiscal years ended April 24, 1999, April 25, 1998, April 26, 1997, April 27, 1996, and April 29, 1995, respectively.

BUSINESS SEGMENT INFORMATION

    The Company's products and services are divided into five segments: High Power Conversion Products, Advanced Surface Analysis Instruments and Services, High Performance Modular Power Connectors, Customized Monitoring Instrumentation and Other, consisting of particle accelerator systems. The principal products and services offered by the Company in the five industry segments are described in detail below (see "The Operating Units"). Financial information concerning the Company's industry segments is summarized in Note R to the Consolidated Financial Statements included in Item 8, herein.

THE OPERATING UNITS

    The Company conducts its business through five independent operating units, Physical Electronics, Inc. and subsidiaries ("PHI"), Maxima Technologies, Inc. and subsidiaries ("Maxima"), Robicon Corporation and subsidiaries ("Robicon"), Anderson Interconnect, Inc. and subsidiaries ("Anderson") and High Voltage Engineering Europa, B.V. ("HVE Europa"), each of which has its own management team and manufacturing facilities and maintains its own independent market identity. A discussion of the businesses conducted by each of the operating units follows.

PHI

    PHI is a leading designer and manufacturer of advanced surface analysis instruments and components used to determine the elemental and/or chemical composition of materials found on or near the surface of a sample. Advanced surface analysis instruments are used in commercial applications in central support laboratories and at or near the production line in the semiconductor fabrication, computer peripherals, chemicals, aerospace, metals, polymers, automotive and biomaterials industries, among others, for product and process development, process control, defect review and failure analysis. Advanced surface analysis instruments are also used for materials science research by universities and government institutions. PHI is also a leading supplier of ultrahigh vacuum ion pumps and controls required for highly accurate surface analysis and for other applications. PHI's headquarters are located in Eden Prairie, Minnesota. For fiscal 1999, PHI had net sales of $66.0 million, which represented 26.6% of the Company's consolidated net sales for such period.

    PHI's growth strategy is to increase sales of its products through increased penetration into the semiconductor fabrication market as a result of decreasing linewidths on semiconductor devices, identification of new applications for its existing products, increased penetration of international markets, enhancements in the technological capability of its instruments, development of application-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company believes that PHI differentiates itself from its competitors through its patented and proprietary technology, expertise in the manufacture of instruments incorporating ultrahigh vacuum technology, superior customer service, support and training as well as a reputation for product quality, ease of operation and reliability.

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

    PHI's Auger surface analysis instruments direct a highly focused continuous electron beam onto a sample, which causes high energy "Auger electrons" to be emitted from the sample surface. Because the energy level of such Auger electrons is unique to the element from which they were emitted, it may be measured to identify the elements present on the surface. Auger offers the highest spatial resolution of all of PHI's surface analysis instruments, providing high definition images of the distribution of elements on a microscopic region of a surface. In general, Auger may be used to examine inorganic samples that are electrically conductive, such as semiconductors and metals. While PHI's Auger instruments are well-suited to a variety of applications, they are primarily used in semiconductor and electronics industries for process development, process control, defect review and failure analysis. For example, PHI's Auger instruments are used to create high resolution images showing the location of elements on a selected region of a semiconductor wafer. The Company believes that, because of its high resolution capabilities, Auger will be of increasing significance in semiconductor fabrication as the dimensions of semiconductor devices are reduced. Auger also offers high elemental sensitivity, enabling the identification of impurities in or on semiconductor devices which may affect production yields in semiconductor fabrication. PHI's 680 Auger instrument is primarily used in central support laboratories to analyze materials in a variety of industries, including the semiconductor, aerospace, computer peripherals, metals and automotive industries. PHI's introduction in 1994 of the SMART-200, an Auger surface analysis instrument which has the ability to analyze every point on an 8-inch semiconductor wafer, enabled PHI to expand the market for its Auger instruments within the semiconductor industry. The SMART-200 was followed in 1999 by the SMART-TOOL, an in-FAB version of the instrument which was recently sold to a leading semiconductor equipment manufacturer. Another typical application of PHI's Auger instruments is the analysis of corrosion of the read/write heads of computer hard drives.

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

    PHI's Dynamic SIMS surface analysis instruments direct a highly focused continuous beam of ions onto a sample, which causes other ions to be emitted from the sample surface. Because the mass of such ions is unique to the material from which they were emitted, it may be measured to identify the elements present. In general, Dynamic SIMS is used to examine inorganic samples. PHI's Dynamic SIMS instruments are capable of detecting trace impurities with a sensitivity of greater than one part per billion, although without the chemical sensitivity of PHI's TOF-SIMS instruments. While PHI's Dynamic SIMS instruments are well-suited to a variety of applications, they are predominantly used in central support laboratories in the semiconductor industry for process control to monitor the precise elemental composition of semiconductor devices and in quality control to identify contaminants that may affect yields in semiconductor fabrication. Because the ion beam in PHI's Dynamic SIMS instruments removes the surface layer of a material under investigation, depth profiles are generated as a result of the operation of the instrument. This is in contrast to PHI's other surface analysis instruments whereby an additional ion beam is required to remove successive layers of material. The newly introduced ADEPT-1010 Dynamic SIMS is PHI's standard model. Its newly designed optics with increased sensitivity has led to its wide acceptance for characterizing the new "ultra shallow" implants used in today's devices. All of PHI's Dynamic SIMS surface analysis instruments are designed for ease of use and rapid sample change for efficiency of sample analysis in industrial applications.

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

    PHI's customer base is principally comprised of industrial laboratories, semiconductor manufacturers, data storage manufacturers and research facilities, including those associated with universities and government institutions. Demand for PHI's products is driven by the need for precise chemical and/or elemental analysis of materials. Some of PHI's customers include Data Storage Institute, SAE Magnetics, Xerox, Lucent Technologies, Applied Materials, Advanced Micro Devices, Hewlett-Packard, IBM, Matsushita, Motorola, Nippon Steel, Samsung, Seagate, Siemens, Texas Instruments, Toshiba and numerous universities and government institutions worldwide. PHI seeks to cultivate long-term relationships with its various customers through the continuous provision of post-sale technical support and on-site training of new users of PHI's installed base of surface analysis instruments.

    SALES AND MARKETING

    PHI markets its products domestically and internationally on the basis of product performance and quality, availability and quality of after-sales support, and industry reputation in the manufacture of advanced surface analysis instruments. The significant cost of surface analysis instruments (ranging from approximately $250,000 to $2.1 million) leads to careful consideration among potential purchasers not only of product reliability and performance, but also availability and quality of technical support and training, factors which the Company believes favor PHI and enable it to realize a pricing premium over competitors' comparable products.

    PHI's experienced and technically-oriented sales force is organized geographically and consists of teams responsible for North America, Japan, the Pacific Rim region and Europe. Technical service personnel (most of whom are scientists and engineers) are decentralized within each region and strategically situated in close proximity to major customers. PHI presently has a 50% interest in a joint venture with ULVAC, a Japanese company, which resells and services PHI's surface analysis instruments in the Japanese market. This joint venture (ULVAC-PHI) has enabled PHI to successfully sell products into Japan, currently the largest market for advanced surface analysis instruments. In addition, PHI provides surface analysis services on a contract basis in its analytical laboratories located in the United States and Japan. Such services often serve as an effective means of demonstrating the capabilities of PHI's surface analysis instruments to customers who may then consider purchasing an instrument.

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

MAXIMA TECHNOLOGIES

    On March 19, 1998, Maxima Technologies ("Maxima") acquired, directly or indirectly, all of the capital stock of Stewart Warner Instrument Corporation ("Maxima-Juarez/El Paso"), for an aggregate consideration of $24.7 million net of cash acquired (the "Stewart Warner acquisition"). The operations of Maxima-Juarez/El Paso have been combined with those of Maxima Technologies (Lancaster, Pennsylvania) and its wholly owned subsidiary Maxima Technologies, S.L. ("Maxima-Barcelona") to form Maxima Technologies, Inc. The Company believes that the combined entity is now a leading designer, manufacturer and supplier of electronic controls, monitoring systems and accessories for off-highway vehicles, engine-powered industrial equipment, specialty vehicles, and the heavy-duty and automotive aftermarket.

    Maxima's products include electronic control units (ECUs), instrument controllers, battery-related monitoring systems, Smart
Instrument-Registered Trademark- products with engine shut-down features, analog and digital instrument clusters, displays and conventional instruments, fuel/temperature/pressure and specialty gauges, tachometers and speedometers, voltmeters and ammeters, hourmeters, pyrometers and thermocouples, fuel/temperature/pressure senders, electronic fuel sensors (IntelliSensor-Registered Trademark-), speed sensors, switches, flashers and relays, steering column modules, vehicle accessories and custom-engineered products. Markets served include the off-highway, industrial (in-plant equipment), engine-powered equipment, on-highway (truck & bus), specialty vehicle and motorcycle, marine, power turf equipment, emergency vehicle, and recreational vehicle markets, as well as the heavy-duty aftermarket. Maxima's business is split between OEMs (approximately 75% of total sales) and the aftermarket (25%). Products are sold directly to either OEMs or through a worldwide network of more than 500 distributors.

    Maxima's European operation was acquired in March of 1995. Maxima-Barcelona is a leading manufacturer and supplier to the agricultural vehicle market in Western Europe. Maxima-Juarez/El Paso is a leading supplier to the heavy-duty (truck) and automotive aftermarket in North America.

    Maxima's strategy includes positioning itself as a consolidator of high-quality brands and a systems integrator in order to offer value-added "bundles" of products and services. Maxima also opened a Technology Center in Lancaster, Pennsylvania in 1998 to bolster efforts to develop new products and applications for its core markets.

    Maxima follows a quality policy and approach that is based on ISO 9001, the international quality standard embraced by the firm's customer base. All Maxima locations are IS0 9001 certified through BVQI or T-V, and Lancaster and Juarez are QS-9000 certified, a quality standard that is based on the requirements of the U.S. automotive and heavy truck industries. In addition, Maxima's operations are certified by virtually all of their biggest customers including AGCO/Massey-Ferguson, Caterpillar, Case, New Holland and Harley-Davidson.

    For fiscal 1999, Maxima's net sales totaled $61.0 million, which represented 24.6% of the Company's consolidated net sales for such period.

    PRODUCTS

    Due in large measure to its recent acquisitions, supplier agreements and the introduction of steering column modules and vehicle accessories, Maxima believes that its product portfolio is one of the broadest in its markets. Maxima's has specifically defined its products lines along four categories: (i) "standard" products (i.e. warehoused items that are sold "as is"), (ii) "custom" (typically, "same as except. . ." products that reflect only minor changes),
(iii) "engineered" (meaning that products are significantly changed and/or substantially new), and (iv) "IPD" (i.e. developed as completely new products using "Integrated Product Development" and a method for planning and implementation called "Integrated Product & Quality Planning", or IPQP).

    In an ongoing effort to increase market share, Maxima has over the past several years introduced many new innovative products including IllumaSeal-Registered Trademark-, a line of fully sealed instruments for applications in high-moisture environments (currently approved and in use by Caterpillar, Harley-Davidson, Livorsi Marine, a premier high-end marine product line privately labeled as Gaffrig-Registered Trademark-, and many others); Smart Instrument-Registered Trademark- products featuring integral warning lights, switch outputs and engine shut-down features;
IntelliSensor-Registered Trademark-, a fully electronic hydrocarbon-based liquid-level sensing unit (now being sold to Case Corporation, Dina Camiones, Ingersoll-Rand, Advance Mixer, Pierce Manufacturing and other OEMs); INFOTRAK 2000-TM- and DATLINK-TM- data-bus systems which include instrument controllers and corresponding digital gauges and meters; Streamline-TM- instruments, a new product line featuring unique retro styling and oversized meters; Sentinel-TM-hourmeters, featuring a new quartz stepper motor movement that is also sold under the Sentry-TM- product line supplied to Maxima-Barcelona for another product line (Sentry-TM-); Sentry-TM- vehicle/battery monitoring systems for gasoline and electrically-powered industrial and specialty vehicles; Compatino-TM-, a new line of stylish yet compact instrument clusters; and Wings-TM-, a family of 1940s-style Stewart Warner branded gauges and meters especially designed for the classic car and performance oriented aftermarket.

    Maxima estimates that by 2002, a majority of its products will be "electronic" as the market moves toward more sophisticated microprocessor-based instruments and "smart" applications that are interactive with the vehicle. To this extent, Maxima has sought to develop a "menu" of electronically oriented, data-bus related products that tap into a vehicle's "distributed network" of nodes which manage the vehicle's various functions.

    Maxima's increasing emphasis towards systems integration includes the introduction of steering column modules. Maxima has recently introduced 16 different standard models, including the steering column shaft, ABS cladding, steering wheel, turn signal lever, ignition switch, switches, wiring harness and either AST, Datcon or Stewart Warner instrumentation. The module simply mates to the vehicle's power steering unit, connects to the harness and bolts to the floor, thus relieving the customer of a significant amount of complexity and cost associated with handling discrete components.

    One benefit resulting from Maxima's focus on OEM business and its approach to systems integration is that Maxima naturally extends these same products into the aftermarket. Maxima believes that by having a strong OEM focus, contributes to a certain amount of "pull-through" of its product into the aftermarket.

    MARKETS AND CUSTOMERS

    Approximately one third of Maxima's sales come from the OEM "off-highway" vehicle market (agricultural, construction and mining equipment). Maxima's top five market segments account for over 80% of sales and its top 25 customers account for over 50% of total sales. Products are sold in over 40 countries.

    Maxima's broad customer base and end market diversification, reduces risk from economic cycles. Maxima-Barcelona's success in Germany in penetrating the materials handling vehicle segment have served to reduce the negative impact of slowdowns in the agricultural vehicle market. In fiscal 1999,

Maxima-Lancaster won its first major program with a heavy truck OEM. In fiscal 1999, Stewart Warner brand was reclassified by Maxima's largest aftermarket distributor NAPA/ Balkamp to a rating that allows for in-store stocking and increased business.

    COMPETITION

    Maxima's frame of reference for its competition is changing as a result of the trend toward electronic products and systems integration. Major competitors include Ametek-Dixson, Cobo, Planar, Phoenix, Joseph Pollak, Preco, Taytronics, Vansco and VDO (as subsidiary of Mannesman), among others. Some vehicle manufacturers make their own display and control systems, typically through specialized operations that support assembly plants.

    Maxima believes that consolidations and acquisitions among participants will continue, as the market is highly fragmented and competitive. Competition for traditional business (e.g. round instruments) is driven largely by price and delivery insofar as these products are regarded as commodities. Some cluster products are becoming commodities as non-traditional companies like wiring harness suppliers seek to add more content to their bundle.

    Maxima's formula for differentiating itself from the competition depends on consistently providing customers with high-quality, on-time delivery, competitive prices, good service, engineering support, as well as breakthroughs in product applications and a systems integration approach that seeks to provide value-added solutions.

    SALES AND MARKETING

    Maxima's sales force is located primarily in North America and Europe. Customers are supported based on certain criteria that take into account customer preferences, geography and a particular expertise. In addition, Maxima employs regionally based sales agents and in some cases, distributors use their own sales personnel to provide coverage in the market.

    Marketing activities include direct mail, targeted advertising, media relations and trade show participation, promotional support for distributors, ongoing distributor training and workshops, and general control and support of corporate ID programs. Each brand is also supported to retain their unique identity and sustain brand awareness.

    DISTRIBUTION

    AST and Datcon products are distributed through a network of over 70 Class "A" distributors who generally operate as "master" distributors. These two brands are marketed through this channel to target smaller and/or start-up companies who would not qualify for direct factory support. Stewart Warner products are marketed through a large network of wholesale distributors located in North America, who typically resell products to jobbers. In addition, Stewart Warner brand products are distributed through large retail outlets such as NAPA and CarQuest, whereby the products are marketed directly to end-users. Distribution sales represent approximately 25% of Maxima's total business.

    OPERATIONS

    Maxima's European operation is located in near Barcelona, Spain. Maxima's U.S. operations are located in Lancaster, Pennsylvania and in El Paso, Texas where Maxima warehouses Stewart Warner brand products. The operation in Juarez, Mexico is set up as a "Maquiladora", wherein products are manufactured in Juarez and moved to El Paso for warehousing and distribution.

ROBICON

    Robicon is a leading designer and manufacturer of high power conversion products, which are used to regulate electric power, reduce energy costs and improve process control in a wide variety of industrial applications. Products include variable frequency drives ("VFDs") for large electric motors and power control systems for other applications. These products are used in process automation, water and wastewater treatment, oil and gas extraction and transportation, petrochemical processing, silicon processing, glass manufacturing, cement production and other general industrial applications. In general, Robicon's products are designed to provide engineered solutions to specific customer requirements by utilizing a combination of standard product platforms and options, with customized features. Robicon's growth strategy is to increase sales of existing product lines through focused global penetration of existing markets, entrance into selected new end markets, and to add new products and services complementary to its existing product lines. The Company believes that Robicon is able to differentiate itself from its competitors through the use of proprietary technology, innovative product development, superior customer service, and the ability to offer applications-engineered solutions based on standard platforms. Robicon's headquarters and primary manufacturing facility are located in New Kensington, Pennsylvania. For fiscal 1999, Robicon had net sales of $84.3 million, which represented 34.0% of the Company's consolidated net sales for such period.

    PRODUCTS

    According to an article in SCIENTIFIC AMERICAN (September 1990), industry sources estimate that motors consume 65% to 70% of all electricity used for industrial applications, or more than half of the electric power generated in the United States, at an annual cost of over $90 billion. In a single year, a typical large industrial motor typically consumes electricity that costs 10 to 20 times its total capital cost. Many machines driven by electric motors, particularly pumps and fans, need to vary their speed in response to changing process needs. Particularly in large motor applications, this is often done by operating the pump or fan at full power while "throttling" its output with a partly closed valve or damper, which is comparable to driving a car with the accelerator completely depressed and using the brake pedal to vary the car's speed. Operating the pump or fan at full power wastes tremendous amounts of electricity at significant cost and results in poor process control. A VFD is analogous to an electric dimmer switch which regulates the brightness of light in a lamp. VFDs regulate the amount of electricity supplied to electric motors as an alternative means of varying output. For example, when only half the flow from a pump is needed, the VFD supplies a reduced amount of electricity to the electric motor driving the pump. As a result, according to industry sources, electricity savings on motors using VFDs can range from 10% to 40%. Of particular importance to Robicon, which participates in the VFD market for large motors, is an estimate by industry sources that the largest 10% of the domestic motor population accounts for at least 80% of all motor energy consumption. Use of VFDs has been growing steadily, driven by the desire to achieve energy cost savings, the need to control large industrial processes more accurately and technological advances that have improved the cost and practicality of using VFDs in large motor applications.

    Historically, Robicon primarily manufactured low voltage (480 volts) VFDs for small and medium size electric motors (20 to 1,500 horsepower) for use in industrial applications such as commercial building climate control, incinerators and water and wastewater treatment plants, and in other general industrial uses.

    Recently, Robicon introduced the Perfect Harmony-TM- series of medium voltage (2,300 to 7,200 volts) VFDs for large electric motors (400 to 15,000 horsepower). Heavy industrial processes such as water and wastewater treatment, oil and gas extraction and transportation, petrochemical processing, and cement production, utilize large electric motors that require high levels of power to drive pumps and fans. An undesirable byproduct of using medium voltage VFDs on a large electric motor is the creation of harmonic distortion which causes stress and fatigue to the electric motor and shortens its useful life, as well as current and voltage fluctuations which may result in damage to other equipment on the power grid. Most

VFDs also place greater demands on a power grid than the actual power consumed by the motor, an occurrence referred to as reduced power factor, which can result in assessments of penalty charges against the user by the local utility. Perfect Harmony, Robicon's patented technology for medium voltage VFDs, virtually eliminates harmonic distortion and poor power factor in large electric motors and as a result has significantly expanded the market for medium voltage VFDs. The Company believes that Perfect Harmony is the leading technology for reducing harmonic distortion and improving power factor in medium voltage VFD applications and that this technology complements Robicon's applications expertise and long-term customer relationships. Perfect Harmony drives can be installed on virtually any large electric motor without costly modifications and can be customized using a standard set of options. Robicon has recently expanded its Perfect Harmony series to include synchronous transfer, a feature that allows a single VFD to regulate multiple electric motors sequentially. These VFDs are currently targeted at new end users in the oil and gas pipeline markets. Perfect Harmony medium voltage VFDs accounted for approximately $42.4 million of Robicon's net sales for fiscal 1999, or approximately 50.3% of Robicon's total net sales for such period.

    While VFDs regulate electricity for motors, power control systems regulate electric power for other applications. Typical applications for Robicon's power control systems include: (i) power supplies for high-power melting applications, such as glass and fiberglass furnaces and plasma arc torches used in steel mills and smelters; (ii) power supplies for polysilicon extraction and silicon crystal growing for use in the semiconductor industry; and (iii) power supplies for plasma generators used in sputtering equipment for coating the surface of glass or plastics. Power control systems are critical to process control and reducing overall energy costs in these applications. Robicon's power control systems incorporate patented technology that virtually eliminates harmonic distortion and "flicker." On December 31, 1998, Robicon acquired all the assets of General Electric's ("GE") Industrial Power Rectifier ("IPR") business.

    MARKETS AND CUSTOMERS

    Robicon markets and sells VFDs primarily in North America and Southeast Asia with an expanding presence in Europe, South America and the Middle East. The market for VFDs is comprised primarily of two customer segments: industrial and municipal. The industrial market for VFDs is comprised of large power users such as metals smelting plants, cement plants, pulp and paper mills, chemical processing plants and power generation facilities. Robicon's industrial customers include Ingersoll Dresser Pump, Mobil Pipeline, General Electric, Interprovincial Pipeline, Lafarge, Mead Paper, and Yaskawa Electric. The municipal market for VFDs is comprised primarily of municipalities which operate water and wastewater treatment facilities.

    Customers for Robicon's power control systems include OEMs such as British Oxygen (Airco), Kayex and Wheelabrator and end-users such as Advanced Silicon Materials, Geneva Steel and Owens-Corning. Demand for power control systems is driven by the construction of new, or the upgrading of existing, steel mills or smelting facilities, polysilicon extraction facilities, glass and fiberglass furnaces and other large electrical process manufacturing facilities. Because of the long lead time required to design, permit and build such facilities, demand for power systems does not necessarily correlate to general economic cycles.

    SALES AND MARKETING

    Robicon's VFDs and power control systems are sold through Robicon's direct sales force and by independent manufacturers' representatives. Robicon targets large industrial users in select markets and segments and applications engineers in both industrial and commercial projects. Bids for large municipal VFD contracts are typically conducted through a "request for proposal" process and handled by Robicon's independent manufacturers' representatives. Recently, Robicon entered into a brand label agreement to supply medium voltage VFDs to GE. In addition to direct sales efforts in the United States, Robicon has sales offices in Edmonton, Alberta; Shanghai, China; and London, England.

    COMPETITION

    Robicon's principal competitors in the VFD market are Rockwell Automation (Allen-Bradley) and Asea Brown Boveri ("ABB"). Other competitors include divisions of multinational corporations such as Ansaldo, Eaton (Cutler Hammer), Toshiba and Siemens. Robicon's major competitors in the power control systems market include multinational corporations such as ABB and Siemens, and several niche engineering firms such as Inverpower Controls, Rapid Technology and Spang & Company. As with VFDs, power systems are often produced by divisions of large multinational corporations that may offer a broader product range than that of Robicon.

ANDERSON

    Anderson is a leading designer and manufacturer of high performance modular power connectors for use in high current, quick connect/disconnect applications. Current markets include Uninterruptible Power Supply (UPS), Telecom, Datacom, Electric-powered vehicles, and Office Panel Electrification. Anderson specializes in modular connectors and housings that are designed to provide application specific solutions for power distribution and power management challenges. Anderson is focused on increasing its penetration of the high growth Telecom and Datacom markets by targeting new application requirements of the key accounts which can be marketed to a broad base of customers. In addition, Anderson will continue to search for new opportunities for its rugged, industry standard connectors. Anderson's headquarters is located in Sterling, Massachusetts. For fiscal 1999, Anderson had net sales of $27.4 million, which represented 11.0% of the Company's consolidated net sales for such period.

    PRODUCTS

    Power connectors allow for the transmission of electric current to provide distributed power within a device or system. Anderson focuses on the niche market for wire-to-wire and wire-to-board, high current, quick disconnect electric power connectors. Anderson's modular disconnect power connectors, in contrast to lugs and terminal blocks, allow for easy and repeated disconnection and reconnection to the power source without the requirement to power-down a system (hot plug-able/hot swap-able). Anderson manufactures a broad range of both custom applications and standard power connectors. Anderson connectors utilize a flat interlock contact design. These contacts are supplied in a variety of housings and a wide range of cable and Amperage sizes in two product families. The SB-TM- series consists of two contacts, spring-mounted in a genderless plastic housing design for easy connection and disconnection. The Powerpole-TM- series consists of a single contact, mounted in a modular, genderless housing which can be assembled with other connectors in any configuration or quantity, offering customers wide flexibility in customized connector packages at reasonable cost for low and high volume applications.

    Anderson differentiates its power connectors from those of its competitors by focusing on applications that require unique, engineered solutions. As an example, Anderson designed a special power connector for electric golf carts manufactured by E.Z. GO-Textron. This "smart" design disables the electric drive control while the cart is being recharged, thereby eliminating the possibility of inadvertent drive-aways while the cart remains connected to the charging stand. Anderson also specializes in uncovering new applications for its standard power connectors. As an example, Anderson successfully applied its existing power connector technology to the rapidly growing market for uninterruptible power supply products.

    MARKETS AND CUSTOMERS

    Anderson's connectors are primarily used in OEM applications that require high current capacity, high reliability and ease of installation, as well as blind-mate, hot plug-able and quick disconnect capabilities. Typical applications include: (i) electric-powered vehicles (including forklifts, golf carts, wheelchairs, etc.) (ii) uninterruptible power supply (UPS) products and other peripherals;

(iii) telecommunications; (iv) data communications; and (v) office panel electrification. Anderson's products are purchased both directly by OEMs and indirectly through distributors.

    A majority of Anderson's sales are derived from products which are incorporated into the design of an OEMs product. Therefore, Anderson focuses its sales and marketing efforts on OEMs and engineers work directly with an OEMs in-house product development team during the design phase to facilitate the engineering of an effective interconnect solution. Frequently, this collaborative effort results in a design for which Anderson is designated by the OEM as a sole source supplier through the life of the program. Anderson believes that OEMs choose Anderson's power connector products in large part due to its reputation for innovative and customized solutions, ability to quickly design products and create prototypes, and its long-term customer relationships. Anderson's product design and prototyping capabilities were recently enhanced by the addition in fiscal 1997 of a technical center located in Leominster, Massachusetts.

    Anderson's current customer base includes industry leaders Ericsson, Lucent, Motorola, E.Z. GO-Textron, Hyster-Yale, American Power Conversion (APC) and Yuasa-Exide.

    SALES AND MARKETING

    Anderson markets and sells the majority of its products under the Anderson Power Products-TM- name primarily in North America, Europe, Japan and the Pacific Rim region both through an in-house direct sales force and through a global third-party network of manufacturers' representatives, stocking agents and authorized distributors. Anderson's products are generally purchased directly by OEMs and by distributors for resale to OEMs and the aftermarket.

    COMPETITION

    The connector market served by Anderson is highly fragmented, although the Company believes that the segment in which Anderson participates is less fragmented than the overall connector market. Anderson's principal competitors in its niche markets include Hypertronics, Elcon International, Multi-Contact, SMH, ODU, and Positronics Industries. In addition, AMP and Molex produce low power connectors for certain applications which compete directly with Anderson products. AMP and Molex are beginning to recognize the trend toward higher power and are expected to compete with Anderson with more products in the future.

HVE EUROPA

    HVE Europa is a leading designer and manufacturer of particle accelerator systems used in scientific, educational and industrial research. HVE Europa's products are used primarily for materials science, semiconductor research and "carbon dating." HVE Europa's headquarters are located in Amersfoort, The Netherlands. For fiscal 1999, HVE Europa had net sales of $9.5 million, which represented 3.8% of the Company's consolidated net sales for such period.

    In addition to its core research markets, HVE Europa supplies ion accelerator subsystems to a major equipment supplier in the high energy ion implantation market that supplies complete systems to semiconductor manufacturers. In addition, HVE Europa is currently assessing the feasibility of adapting its carbon dating systems for biomedical and biochemical applications.

    PRODUCTS

    HVE Europa's products include ion accelerator systems, research ion implanters, accelerator mass spectrometer systems and component parts such as accelerator tubes. In a particle accelerator, ions are accelerated to a high velocity under the influence of a strong electrical field and then fired into the material to modify its properties and/or analyze its structure. Accelerator mass spectrometer systems are specialized ion accelerator systems used for carbon dating.

    MARKETS AND CUSTOMERS

    Historically, demand for HVE Europa's products was driven by nuclear physics research. However, since the end of the Cold War, HVE Europa's products have been sold for various applications in materials science, including semiconductor research. Other applications include ratio spectrometry in archaeology, oceanography, geosciences, materials science and biochemistry. Accelerator mass spectrometer systems are used by universities and research institutes for carbon dating in the fields of archaeology, oceanography and geosciences. The demand for particle accelerator systems has historically been tied to the construction of new or expanded research facilities, which for educational institutions is mainly dependent upon grants and fund raising. More recently, HVE Europa has supplied ion accelerator subsystems to a major manufacturer of ion implanter equipment sold to semiconductor manufacturers.

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

BACKLOG

    The Company's backlog was as follows as of the dates indicated (dollars in thousands):

                                                           APRIL 24, 1999          APRIL 25, 1998          APRIL 26, 1997
                                                       ----------------------  ----------------------  ----------------------
                                                                  PERCENTAGE              PERCENTAGE              PERCENTAGE
                                                        AMOUNT     OF TOTAL     AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                                       ---------  -----------  ---------  -----------  ---------  -----------
PHI..................................................  $   5,666         9.4%  $  11,644        15.2%  $      --          --%
Maxima Technologies(1)...............................     10,324        17.1      12,394        16.2       7,655        11.9
Robicon..............................................     35,741        59.2      36,790        48.0      41,661        64.5
Anderson.............................................      4,057         6.7       4,133         5.4       3,425         5.3
HVE Europa...........................................      4,607         7.6      11,604        15.2      11,848        18.3
                                                       ---------       -----   ---------       -----   ---------       -----
Total................................................  $  60,395       100.0%  $  76,565       100.0%  $  64,589       100.0%
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----   ---------       -----

------------------------

(1) Does not include the backlog of Maxima-Juarez/El Paso for the fiscal year ended April 26, 1997.

    The Company believes that its backlog as of any particular date may not be indicative of sales for any future period. The Company expects that most its backlog will be shipped before April 29, 2000.

RESEARCH AND DEVELOPMENT

    Research and development activities are conducted separately by each operating unit. The Company's operating units focus on developing applications-engineered products designed to meet their customers' needs. Teams representing different functional areas within an operating unit work closely with customers early in the product design process to ensure that the product meets the customer's specifications and is designed for ease of manufacturing. In general, only Robicon and PHI, have required substantial research and development expenditures. Research and development expenditures that the Company has made have resulted in innovative new products such as PHI's new ADEPT-1010 Dynamic SIMS, Robicon's Perfect Harmony series of medium voltage VFDs, Maxima's Intellisensor fuel measurement systems and numerous applications-engineered products for Anderson's customers. PHI incurs significant research and development expenses due to the high technology content of its surface analysis instruments and its growth strategy of increasing penetration to the semiconductor fabrication market, increasing sales through the identification of new applications for its existing products, enhancements in the technological capability of its instruments, the development of application-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company's research and development expenses were $17.6 million, $15.5 million and $8.6 million for fiscal 1999, 1998 and 1997, respectively. The Company recorded an $8.1 million charge to earnings in fiscal 1998 for the write-off of purchased research and development related to the acquisitions of PHI and the Maxima-Juarez/El Paso. Substantially all research and development expenses of the Company are related to Company-sponsored research.

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

EMPLOYEES

    At April 24, 1999 the Company had a total of 1,642 employees, of whom 1,627 were employed by the Company's operating units. The Company's domestic employees are not covered by collective bargaining agreements, however, substantially all of the personnel employed by its foreign subsidiaries belong to national workers' councils. The Company considers it relations with its employees to be good. The following table provides information relating to the employees of the Company's operating units as of April 24, 1999:

                                                                                       TOTAL
OPERATING UNIT                                                                       EMPLOYEES
----------------------------------------------------------------------------------  -----------
PHI...............................................................................         358
Maxima............................................................................         665
Robicon...........................................................................         378
Anderson..........................................................................         155
HVE Europa........................................................................          71
                                                                                         -----
    Total Operating Unit Employees................................................       1,627
                                                                                         -----
                                                                                         -----

ITEM 2.--PROPERTIES

    The following are the principal operating facilities of the Company listed by operating unit, each of which includes general office and administrative space:

                                                                                      USABLE SPACE
                                                                                        (SQUARE
OPERATING UNIT                                                    FUNCTION               FEET)      OWNED/LEASED
-------------------------------------------------------  ---------------------------  ------------  -------------
PHI:
  Eden Prairie, Minnesota..............................  Design and assembly              207,000       Owned(b)
  Redwood City, California.............................  Design                            11,800         Leased

MAXIMA:
  Lancaster, Pennsylvania..............................  Design and assembly               70,700      Leased(a)
  Barcelona, Spain.....................................  Design and assembly               35,500      Leased(a)
  El Paso, Texas.......................................  Warehouse                         20,000         Leased
  Juarez, Mexico.......................................  Assembly                          75,000         Leased

ROBICON:
  New Kensington, Pennsylvania.........................  Design and assembly              124,800      Leased(a)
  Pittsburgh, Pennsylvania.............................  Design and assembly               79,000          Owned

ANDERSON:
  Sterling, Massachusetts..............................  Plastic injection molding         42,400      Leased(a)
                                                         and assembly
  Sterling, Massachusetts..............................  Plastic injection molding         31,000      Leased(a)
                                                         and assembly
  Leominster, Massachusetts............................  Technical center (design          10,000      Leased(a)
                                                         and tooling)
  Fermoy, Ireland......................................  Plastic injection molding          8,500         Leased
                                                         and assembly

HVE EUROPA:
  Amersfoort, The Netherlands..........................  Design and assembly               60,000          Owned

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

    In February 1997, the Company commenced litigation seeking damages for breaches in connection with an aborted acquisition. In April 1999, the Company reached a settlement and recorded cash proceeds of $3.5 million.

    In March 1998, the Company was dismissed without prejudice as a defendant in an action commenced in November 1996 against the Company and six others by Chicago-Dubuque Foundry Corporation, and its property insurer. In May 1998, the remaining claims against the Company by intervenor plaintiffs were also dismissed without prejudice. During fiscal 1999, a plaintiff named the Company as a Third-Party Defendant, claiming indemnity under the terms of its purchase orders and under a "failure to warn" claim. Most, if not all, other defendants have now also filed cross-claims against the Company for contribution or indemnity. The Company has moved for summary judgement on the basis that since the connectors involved were not manufactured by the Company, it can have no liability. Plaintiffs have filed a motion which alleges fraud and conspiracy against the existing defendants, asserting in substance that all defendants knew connectors could cause fires, but failed to warn or inform the ultimate users. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability arising from this action, if any, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance.

    In March 1998, Robicon initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania where it will be considered for consolidation with the action by Robicon against Toshiba. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the dismissed claims citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba in Pennsylvania.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

ITEM 5.-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not publicly traded.

    On August 8, 1997, the Company completed an unregistered, exempt offering (the "Offering") pursuant to Section 4(2) of the Securities Act of 1933, as amended (including the rules and regulations promulgated thereunder, the "Securities Act"), in which the Company issued to qualified institutional buyers and accredited investors (each as defined under the Securities Act) and/or to foreign investors pursuant to Regulation S of the Securities Act, 33,000 units ("Units") consisting of 33,000 shares of its Series A Senior Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock, and
82.7429 shares of common stock. (Non-convertible debt securities were also issued in the Offering.) The principal underwriters in connection with the Offering were CIBC Oppenheimer Corp. ("CIBC") and PaineWebber Incorporated. The aggregate offering price of the Units was $35.2 million, with an aggregate underwriting discount in the amount of $1.4 million.

    The warrants to purchase common stock issued in the Offering became exercisable, at an exercise price equal to $.01 per .0025 shares (subject to adjustment under certain circumstances), immediately upon the consummation of the Offering. Under certain circumstances, such warrants may be exchanged for warrants to purchase shares of common stock of certain of the Company's subsidiaries.

ITEM 6.--SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                             (DOLLARS IN THOUSANDS)

    The Selected Historical Consolidated Financial Data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of-and for each of the fiscal years in the five-year period ended April 24, 1999, are derived from the audited consolidated financial statements of High Voltage Engineering Corporation and its subsidiaries, as restated.

    The Selected Historical Consolidated Financial Data of the Company should be read in conjunction with the audited historical consolidated financial statements of Company for the fiscal years in the three-year period ended April 24, 1999 and the notes thereto included elsewhere herein.

                                                                            FISCAL YEAR ENDED
                                                       -----------------------------------------------------------
                                                       APRIL 24,   APRIL 25,   APRIL 26,   APRIL 27,    APRIL 29,
                                                          1999        1998        1997        1996        1995
                                                       ----------  ----------  ----------  ----------  -----------
STATEMENT OF OPERATIONS DATA:
Net sales............................................  $  248,054  $  217,907  $  145,620  $  119,906   $  89,547
Cost of sales........................................     159,209     139,174      96,995      78,347      56,596
                                                       ----------  ----------  ----------  ----------  -----------
    Gross profit.....................................      88,845      78,733      48,625      41,559      32,951
Administrative and selling expenses(a)...............      51,655      49,292      30,269      27,990      20,158
Research and development expenses....................      17,579      15,456       8,622       7,321       7,350
Write off of purchased in-process research and
  development........................................          --       8,100          --          --          --
Restructuring charge(b)..............................         580         186          --         150       1,294
Reimbursed environmental and litigation costs,
  net(c).............................................         293       3,633          26        (450)     (2,130)
Other, net(d)........................................      (1,424)        451       2,234       1,163         892
                                                       ----------  ----------  ----------  ----------  -----------
    Income from operations...........................      20,162       1,615       7,474       5,385       5,387
Interest expense.....................................      19,854      18,159      10,845      10,292       7,777
Interest income......................................      (1,897)     (1,008)       (351)       (278)        (74)
  Income (loss) from continuing operations before
    income taxes, discontinued operations and
    extraordinary item...............................       2,205     (15,536)     (3,020)     (4,629)     (2,316)
Income taxes (credit)................................      (2,112)       (610)        106      (3,238)       (876)
                                                       ----------  ----------  ----------  ----------  -----------
Loss from continuing operations before discontinued
  operations and extraordinary item..................       4,317     (14,926)     (3,126)     (1,391)     (1,440)
Discontinued operations:
  Income from discontinued operations, net of income
    taxes............................................       1,083         875         629         793       2,216
  Gain (loss) on disposal of discontinued operations,
    net of income taxes..............................       9,633       8,771          --       1,633        (331)
Extraordinary loss, net of income taxes..............          --      (7,464)       (259)       (422)         --
                                                       ----------  ----------  ----------  ----------  -----------
Net income (loss)....................................  $   15,033  $  (12,744) $   (2,756) $      613   $     445
                                                       ----------  ----------  ----------  ----------  -----------
                                                       ----------  ----------  ----------  ----------  -----------

                                                                           FISCAL YEAR ENDED
                                                       ----------------------------------------------------------
                                                       APRIL 24,   APRIL 25,   APRIL 26,   APRIL 27,   APRIL 29,
                                                          1999        1998        1997        1996        1995
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA (AT PERIOD END):
  Working capital....................................  $   67,299  $   52,196  $    9,371  $   11,894  $   10,685
  Total assets.......................................     250,235     233,270     113,587     113,718     105,974
  Total debt (including redeemable put warrants).....     178,787     178,919      88,201      84,671      82,232
  Redeemable preferred stock.........................      35,229      30,457      11,474      10,995      10,549
  Stockholders' deficiency...........................     (41,340)    (51,217)    (36,736)    (33,482)    (33,897)
OTHER DATA:
  Adjusted EBITDA(e).................................  $   29,764  $   22,858  $   13,059  $    9,303  $    8,047
  Depreciation and amortization(f)...................      10,153       6,917       3,325       2,827       2,490
  Capital expenditures(g)............................      12,484       5,426       4,363       2,914       8,034
  Backlog............................................      60,395      76,565      64,589      57,981      37,540
  Ratio of earnings to fixed charges(h)..............       1.09x          --          --          --          --
OPERATING UNIT DATA:
  Net sales:
    PHI..............................................  $   65,965  $   50,531  $       --  $       --  $       --
    Maxima...........................................      60,931      37,958      32,482      32,514      21,514
    Robicon(i).......................................      84,299      94,192      83,096      56,145      40,061
    Anderson(i)......................................      27,371      25,249      21,554      21,509      18,136
    HVE Europa.......................................       9,488       9,977       8,488       9,738       8,048
                                                       ----------  ----------  ----------  ----------  ----------
      Subtotal.......................................     248,054     217,907     145,620     119,906      87,759
    Divested product lines(i)........................          --          --          --          --       1,788
                                                       ----------  ----------  ----------  ----------  ----------
      Total net sales................................  $  248,054  $  217,907  $  145,620  $  119,906  $   89,547
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Adjusted EBITDA:(j)
    PHI..............................................  $    8,521  $    7,305  $       --  $       --  $       --
    Maxima...........................................       9,127       5,491       4,338       4,230       3,444
    Robicon..........................................       5,927       8,140       6,030       1,425       2,212
    Anderson.........................................       7,472       6,342       4,885       5,240       3,922
    HVE Europa.......................................       1,334       1,408         673       1,146         463
                                                       ----------  ----------  ----------  ----------  ----------
      Total operating unit Adjusted EBITDA...........      32,381      28,686      15,926      12,041      10,041
    Corporate overhead...............................      (2,617)     (5,828)     (2,867)     (2,738)     (1,994)
                                                       ----------  ----------  ----------  ----------  ----------
      Total Adjusted EBITDA..........................  $   29,764  $   22,858  $   13,059  $    9,303  $    8,047
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
CASH FLOW PROVIDED BY (USED FOR):
    Operating activities.............................  $    9,827  $   (9,005) $      627  $   (6,360) $   10,127
    Investing activities.............................      13,106     (61,012)     (3,066)      5,729     (12,278)
    Financing activities.............................      (7,724)     85,460       1,893       1,853       1,221

   See accompanying Notes to Selected Historical Consolidated Financial Data.

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

(a) Adjusted EBITDA excludes severance expenses of $636, $456 and $114 included in administrative and selling expenses in fiscal 1998, 1996, and 1995, respectively. See note (e) below.

(b) In fiscal 1995, the Company incurred a total restructuring charge of $1,294 comprised primarily of $548 due to the closure of a duplicate manufacturing facility, and costs related to the consolidation of the operations of this manufacturing facility into another existing facility and $746 in connection with the write-off of the cumulative foreign currency translation adjustment resulting from the liquidation of a subsidiary of HVE Europa. In fiscal 1996, the Company incurred restructuring costs of $150 in connection with the closing of a sales office in Europe. In fiscal 1998, the Company incurred restructuring costs of $186 at PHI relating to a program designed to reduce costs to manage the weaker order rates expected from Asia. In fiscal 1999, the Company incurred a total restructuring charge of $1.1 million comprised primarily of: (i) $0.4 million at Robicon for severance relating to the reduction of some engineering and administrative headcount,
    (ii) $0.2 million at PHI for severance paid to a former executive, and (iii) $0.5 million at Corporate for the non cash write off of the cumulative translation adjustment account for a Netherlands holding company that was closed due to the reorganization of the foreign legal structure.

(c) Represents insurance recoveries related to environmental litigation, remediation and consequential damages, net of actual legal costs, estimated settlement costs and changes in cost remediation estimates in connection with two properties formerly owned by the Company in Burlington, Massachusetts and Woodbridge Township, New Jersey.

(d) Other, net is comprised of the following:

                                                                                FISCAL YEAR ENDED
                                                        -----------------------------------------------------------------
                                                         APRIL 24,    APRIL 25,    APRIL 26,    APRIL 27,     APRIL 29,
                                                           1999         1998         1997         1996          1995
                                                        -----------  -----------  -----------  -----------  -------------
Writedown of assets held for sale and notes
  receivable..........................................   $     250    $      --    $      --    $   1,200     $     815
Net loss (gain) on disposition of miscellaneous
  assets..............................................         507         (710)        (230)         (83)          (47)
Division relocation and moving costs..................          --           --           --          103           124
Facilities (income) expense, net......................        (219)        (390)         319          (57)           --
Recoveries of aborted acquisition, offering costs and
  related litigation, net.............................      (1,809)       1,442        2,145           --            --
Patent defense costs and related litigation, net of
  recoveries..........................................          35           --           --           --            --
Equity in earnings of joint venture...................        (188)         109           --           --            --
                                                        -----------  -----------  -----------  -----------        -----
Total.................................................   $  (1,424)   $     451    $   2,234    $   1,163     $     892
                                                        -----------  -----------  -----------  -----------        -----
                                                        -----------  -----------  -----------  -----------        -----

(e) Adjusted EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, amortization and non-recurring items. Non-recurring items are comprised of: (i) restructuring charge, reimbursed environmental and litigation costs, net, and other, and (ii) non-recurring severance payments of $636, $456 and $114 to certain former senior executives included in administrative and selling expenses of the Company in fiscal 1998, 1996 and 1995, respectively, and (iii) purchase accounting expenses relating to the acquisition of PHI of $6,800 and purchase accounting expenses relating to the acquisition of Stewart Warner of $2,620 in fiscal 1998. See notes (a) through (d) above and notes G, L and O to "Notes to Consolidated Financial Statements" of High Voltage Engineering Corporation and subsidiaries. Adjusted EBITDA is not considered a measure of performance under GAAP. While Adjusted EBITDA should not be considered as a substitute for net income, cash flows from operating activities, other income or cash flow statement data prepared in accordance with GAAP, or a measure of profitability or liquidity, management understands that some form of EBITDA is often used as a measurement in evaluating companies. In particular, since Adjusted EBITDA excludes the non-recurring items described above, the Company believes that trends in Adjusted EBITDA may provide meaningful information as to the Company's ability to satisfy its cash requirements on an on-going basis. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA, as defined therein, is used as a measure of financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of performance determined in accordance with GAAP and an analysis of changes in Adjusted EBITDA in recent periods. Investors should note, however, that "Adjusted EBITDA" as used in this document may not be comparable to similarly titled measures presented by other companies and could be misleading, since not all companies and analysts calculate such measures in the same fashion or on the same basis.

(f) Depreciation and amortization excludes $810, $1,069, $1,051, $757 and $590 attributable to discontinued operations in fiscal 1999, 1998, 1997, 1996 and 1995, respectively, and $194 and $147 related to assets held for sale in fiscal 1999 and 1998.

(g) Capital expenditures include assets acquired under capital leases and exclude capital expenditures from discontinued operations in the amounts of $332, $1,355, $647, $3,045 and $1,101 in fiscal 1999, 1998, 1997, 1996 and
    1995, respectively.

(h) For purposes of this computation, earnings are defined as income or loss from continuing operations before income taxes, discontinued operations and extraordinary item and fixed charges. Fixed charges are the sum of: (i) interest cost; (ii) accretion of redeemable put warrants; (iii) amortization of deferred financing costs; (iv) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one third); (v) accretion of preferred stock; (vi) preferred stock dividends; and (vii) capitalized interest. Earnings were inadequate to cover fixed charges by $15,536, $3,020, $4,629, and $2,316 in fiscal 1998, 1997, 1996 and 1995, respectively.

(i) Anderson's net sales exclude net sales of $1,443 from divested product lines for fiscal 1995. Robicon's net sales exclude net sales of $345 from divested product lines for fiscal 1995.

(j) Adjusted EBITDA has not been adjusted to exclude divested product lines.

    ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to acquisitions. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission, and specifically the latest "Risk Factors" section, in the Company's most recent Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make. The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data and the consolidated financial statements and notes thereto contained elsewhere in this document.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances.

    As a result of the sale by the Company of substantially all of the assets of the Company's General Eastern operating unit on April 15, 1998 and the Company's Natvar operating unit in April 23, 1999, the

Company's consolidated results have been restated to reclassify the results of such operations as discontinued operations.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

    The majority of the Company's operating units have historically recorded the strongest operating results in the fourth quarter of the fiscal year due in part to seasonal considerations and other factors.

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

THE PHI MERGER

    On August 8, 1997, the Company acquired PHI Acquisition Holdings, Inc. ("PHI Holdings") for $54.3 million in cash, excluding transaction costs, and net of cash acquired. The acquisition was consummated through the merger of Lauren Corporation, a wholly owned subsidiary of the Company, with and into PHI Holdings. Immediately thereafter, PHI Holdings was merged with and into Physical Electronics, Inc., its wholly owned subsidiary, and Physical Electronics, Inc. became a direct, wholly owned subsidiary of the Company.

ACQUISITION OF STEWART WARNER

    On March 19, 1998, Maxima Technologies acquired, directly or indirectly, all of the capital stock of Stewart Warner, subsequently renamed Maxima-Juarez/El Paso for an aggregate consideration of $24.7 million in cash, subject to adjustments, as defined, and net of cash acquired. After the repayment of all of Maxima-Juarez/El Paso's outstanding indebtedness, the remainder of the cash purchase price was distributed to the stockholders of Maxima-Juarez/El Paso.

ACQUISITION OF INDUSTRIAL POWER RECTIFIER BUSINESS

    On December 31, 1998, a wholly owned subsidiary of the Company acquired certain the assets of General Electric's ("GE") Industrial Power Rectifier ("IPR") business for $3.2 million in cash and entered into certain related agreements with GE including a license agreement and a production services agreement. Pursuant to a transition plan, defined in the Production Service Agreement, GE will continue to manufacture and deliver IPR products through such a date as the transition is completed but no later than October 1, 1999. In addition, GE is entitled to receive the economic benefit of all contracts in place as of December 31, 1998 and certain other contracts entered into through March 31, 1999. Due to the extended lead times involved with these products the Company does not anticipate recognizing material revenue from the assets acquired from GE until fiscal 2000.

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding shares of Charles Evans & Associates ("CE&A"). Under the Stock Purchase Agreement ("Agreement"), the shareholders of CE&A will received in exchange for their stock an aggregate of $35.0 million in cash reduced by the payment of all CE&A debt. In addition, the shareholders of CE&A are entitled to an amount equal to the additional state and federal income taxes payable due as a result of the election by PHI and the shareholders of CE&A to have the purchase and sale of the purchased shares treated as an asset sale under state and federal tax codes, plus an amount equal to the state and federal income and franchise taxes payable as a result of the payment.

RESULTS OF OPERATIONS

    FISCAL 1999 COMPARED TO FISCAL 1998

    Net sales increased $30.1 million, or 13.8%, to $248.1 million in fiscal 1999 from $217.9 million in fiscal 1998. Excluding the increased net sales from PHI ($15.4 million) and Maxima-Juarez/El Paso ($21.8 million), which were acquired during fiscal 1998, net sales decreased by $7.1 million, or 4.3%. The decrease was primarily attributable to: (i) a $9.9 million, or 10.5%, decrease in net sales at Robicon due to a $13.1 million decrease in sales of power control systems related to reduced shipments to the polysilicon extraction markets and a $2.6 million decrease in sales of low voltage VFDs as a result of customer requested delays offset by an 22.5% increase in service revenue due to a new distribution agreement with Argo International Corporation and the continued growth in sales (14.6%) of medium voltage VFDs, (ii) a $2.1 million, or an 8.4% increase, at Anderson due to continued growth in the uninteruptible power supply markets as well as the telecommunications and networking equipment markets in North America and Europe, (iii) an increase of $1.1 million, or 3.3% (excluding the operations of Maxima-Juarez/El Paso), at Maxima due to higher shipments in both the United States and Europe, (iv) a decrease of $489,000, or 4.9%, at HVE Europa due to the decrease shipments of sub systems and spares during fiscal 1999.

    Gross profit increased $10.1 million, or 12.8%, to $88.8 million in fiscal year 1999 from $78.7 million in fiscal 1998. This increase included $7.1 million from PHI and $7.6 million from Maxima-Juarez/El Paso. Excluding the gross profit from PHI and Maxima-Juarez/El Paso for fiscal 1999 and 1998, respectively, gross profit decreased $4.6 million, or 7.7%. The decrease was primarily related to the reduction in Robicon sales and was offset by the increased sales at Anderson. The resulting sales volume change caused the Company's gross margin rate to decrease to 35.8% in fiscal 1999 from 36.1% in fiscal 1998.

    Administrative and selling expenses increased $2.4 million, or 4.8%, to $51.7 million in fiscal 1999 from $49.3 million in fiscal 1998. Excluding the $8.7 million administrative and selling expenses related to the operations of PHI and Maxima-Juarez/El Paso, administrative and selling expenses decreased $6.4 million. The decrease included: (i) a decrease of $1.3 million at Robicon primarily due to lower commissions from lower sales volume, and a reduction in administrative headcount, (ii) a decrease of $1.1 million at Maxima due to synergies obtained from the combination of Maxima-Juarez/El Paso into Maxima, and (iii) a decrease of $3.8 million at HVE Corporate. HVE's corporate expenses in fiscal 1998 included $0.7 million for an accrual under a long term incentive plan for the new Chief Operating Officer, (ii) $0.6 million of severance accrued for certain former executives of the Company, (iii) $1.3 million due to bonuses for the Company's Chairman and President primarily related to the completion of successful acquisitions of PHI and Maxima-Juarez/El Paso, and related financings, as well as the successful divestiture of General Eastern, and (iv) an increase of $1.1 million in corporate administrative expenses primarily due to the consummation of the three major transactions, long-term incentive accruals, and increased recruiting costs.

    Research and development expenses increased $2.1 million, or 13.7%. Excluding $2.8 million related to the operations of PHI and Maxima-Juarez/El Paso, research and development expenses decreased by $0.7 million or 7.4%. The decrease was primarily attributable to a $1.0 million decrease at Robicon. Robicon's decrease was a result of a reduction in headcount associated with a consolidation of the research and development organization with the applications engineering group. This consolidation allowed Robicon to leverage resources and take advantage of technical synergies between the groups.

    During fiscal 1998, PHI and Maxima-Juarez/El Paso recorded charges of $5.8 million and $2.3 million, respectively, to write off purchased in-process research and development expenses, which had been valued in accordance with purchase accounting procedures.

    Depreciation and amortization from continuing operations increased $3.3 million to $10.3 million in fiscal 1999, from $7.1 million in fiscal 1998, including $2.7 million related to the operations of PHI and Maxima-Juarez/El Paso. The remaining increase is attributable to leased asset additions at Robicon.

    During fiscal 1999, the Company took actions to reduce costs in some of the businesses. These actions resulted in the Company recording a $0.6 million restructuring charge. The $0.6 million restructuring charge is made up of: (i) $0.4 million at Robicon for severance relating to the reduction of some engineering and administrative headcount, see note e of Selected Historical Consolidate Financial Data included elsewhere herein, (ii) $0.2 million at PHI for severance paid to a former executive.

    The Company is obligated to clean up two sites relating to former manufacturing facilities. Liabilities relating to the remediation activities are recorded when the cost of such activities can be reasonable estimated. In the fourth quarter of fiscal 1998 the estimated completion of the clean-up relating to the two sites was revised from 10 years to 20 years. The effect of this change in connection with a change in other estimates resulted in a charge to earnings of $2.7 million in fiscal 1998.

    In April 1999, the Company reached a settlement of litigation related to an aborted acquisition and recorded cash proceeds of $3.5 million. As a result, the Company recorded income of $1.8 million, in fiscal 1999, which reflects related litigation expenses and other acquisitions related costs. During fiscal 1999, Robicon recorded a gain of $0.9 from recoveries related to the settlement of certain patent defense claims, net of certain litigation and settlement costs. Other litigation expenses relating to patent defense claims and related litigation offset the gain. As a result, the Company recorded net expenses of $35,000. In fiscal 1998, other expenses were $451,000 which primarily reflected $1.4 million of litigation costs related to the aborted acquisition and offerings costs offset by a gain of $0.6 million on the sale of a vacant facility in Boston and income on the leases of certain excess facilities held for sale.

    As a result of the factors described above, income from operations increased $18.5 million, to $20.2 million in fiscal 1999 from $1.6 million in fiscal 1998.

    Interest expense increased $1.7 million, to $19.9 million in fiscal 1999 from $18.2 million in fiscal 1998. The increase is due to (i) higher average indebtedness associated with the issuance of the Company's 10 1/2 Senior Notes due 2004 on August 8, 1997 (the "Senior Notes) and March 19, 1998, partially offset by (ii) a decrease in accretion of redeemable put warrants to $310 in fiscal 1999 compared to $2,290 in fiscal 1998, and a (iii) $1.0 million provision for contingent interest payments recorded in fiscal 1998. Interest income increased $0.9 million to $1.9 million primarily due to a higher average cash balances resulting from the proceeds from the Senior Notes and the sale of General Eastern.

    As a result of the above items, the Company recorded income from continuing operations before income taxes, discontinued operations and extraordinary item of $2.2 million in fiscal 1999 as compared to a loss of $15.5 million in fiscal 1998.

    Total income tax expense for fiscal 1999 and 1998, include amounts allocated to discontinued operations and extraordinary item. In fiscal 1999, the Company recorded income tax benefit of $2.1 million from continuing operations. The benefit included income tax expense of $1.7 million on income from continuing operations net of a $3.8 million income tax benefit related to the reduction of the valuation allowance due to the utilization of certain net operating loss carryforwards and foreign tax credits. Income tax expense in fiscal 1998 was primarily for income at the Company's foreign subsidiaries.

    As a result of the above, income from continuing operations before discontinued operations and extraordinary items increased $19.2 million to $4.3 million from a loss of $14.9 million in fiscal 1998.

    Income from discontinued operations included: (i) $1.1 million, net of income taxes of $0.8 million, in fiscal 1999 and $0.9 million, net of income taxes of $0.6 million, in fiscal 1998, respectively, relating to the sale of the Natvar division in fiscal 1999 and the General Eastern Instruments division in fiscal 1998, and (ii) gains of $9.6 million, net of $7.1 million in income taxes in fiscal 1999 and $8.8 million, net of $7.3 million of income taxes in fiscal 1998, respectively. With respect to the sale of Natvar, $1.3 million of the purchase price was placed into escrow for a limited period to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments.

    The Company recorded extraordinary losses of $7.5 million, net of income taxes of $5.2 million, related to the write off of deferred finance charges, prepayment penalties and make whole premiums in fiscal 1998.

    The foregoing factors resulted in net income of $15.0 million in fiscal year 1999 compared to a net loss of $12.7 million in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales increased $72.3 million, or 49.6%, to $217.9 million in fiscal 1998 from $145.6 million in fiscal 1997. Excluding net sales from PHI ($50.5 million) and Maxima-Juarez/El Paso ($3.1 million) which were both acquired during fiscal 1998, net sales increased $18.7 million, or 12.8%, during fiscal 1998. The increase was primarily attributable to: (i) an $11.1 million, or 13.4%, increase in sales at Robicon primarily due to the continued growth in sales of medium voltage VFDs, (ii) $3.7 million, an increase of 17.1%, at Anderson due to continued growth in the uninteruptible power supply markets as well as telecommunications and networking equipment markets in North America and Europe, (iii) an increase of $2.4 million, or 7.4% (excluding the operations of Maxima-Juarez/El Paso), at Maxima due to higher shipments in both the United States and Europe, (iv) an increase of $1.5 million, or 17.5%, at HVE Europa due to increased sales of subsystems to a manufacturer of high energy ion implanters used in semiconductor manufacturing.

    Gross profit increased $30.1 million, or 61.9%, to $78.7 million during fiscal 1998 from $48.6 million in fiscal 1997. This increase included $18.4 million at PHI and $0.7 million at Maxima-Juarez/El Paso. Gross margin from fiscal 1998 acquisitions was reduced by $1.3 million for a charge to cost of sales resulting from the shipments of finished goods inventory, which had been revalued in accordance with purchase accounting procedures. The remaining increase of $11.0 million was primarily attributable to higher shipments at all operating units, as well as improved gross margin rates at Robicon and Maxima. The Company's gross margin rate increased to 36.1% from 33.4% overall, a result of productivity improvements at Robicon and Maxima.

    Administrative and selling expenses increased $19.0 million, or 62.8%, to $49.3 million from $30.3 million, including: (i) $9.5 million related to the operations of PHI and Maxima-Juarez/El Paso, (ii) $4.6 million at Robicon primarily due to a step level increase in information technology and other selling and administrative costs to support higher sales, (iii) $1.1 million related to higher selling and administrative costs to support higher sales at Maxima and Anderson, (iv) $0.7 million for an accrual under a long term incentive plan for the new Chief Operating Officer, (v) $0.6 million of severance accrued for certain former executives of the Company, (vi) $1.3 million due to bonuses for the Company's CEO and President primarily related to the completion of successful acquisitions of PHI and Maxima-Juarez/El Paso, the financings as well as the successful divestiture of General Eastern, and (vii) an increase of $1.1 million corporate administrative expenses primarily due to the consummation of the three major transactions, long-term incentive accruals, and increased recruiting costs.

    Research and development expenses increased $6.8 million, or 79.3%, to $15.5 million from $8.6 million, including $6.3 million related to the operations of PHI and Maxima-Juarez/El Paso. Such expenses totaled $6.2 million at PHI and $138,000 at Maxima-Juarez/El Paso. The remaining increases included increased new product applications development at Robicon and Maxima.

    During fiscal 1998, PHI and Maxima-Juarez/El Paso recorded charges of $5.8 million and $2.3 million, respectively, to write-off purchased in-process research and development expenses, which had been valued in accordance with purchase accounting procedures.

    Depreciation and amortization from continuing operations increased $3.7 million to $7.1 million, in fiscal 1998, from $3.3 million in fiscal 1997, including $3.2 million related to the operations of PHI and Maxima-Juarez/ El Paso. The remaining increase is attributable to capital investments made in the United States and Europe.

    The Company has, from time to time, received cash settlements and insurance recoveries relating to environmental litigation, remediation and consequential damages incurred in connection with properties formerly owned or leased by the Company. The Company recorded losses of $3.6 million and $26,000 for fiscal 1998 and 1997, respectively, net of actual legal costs, estimated settlement costs and changes in cost remediation estimates. Cash recoveries of $1.1 million were received in fiscal 1997. The cash recoveries have generally been received from insurance companies in reimbursement of costs previously incurred, or scheduled to be incurred, by the Company in remediation efforts or the payment of damages to third parties, from other responsible or potentially responsible parties in settlement of potential claims relating to remediation responsibilities, and from the recovery of expenses incurred both in the recovery of such amounts and the remediation of affected properties. Amounts incurred in fiscal 1998 relate primarily to changes in the estimated time to complete the clean up at certain sites as well as approximately $0.5 million in costs higher than estimated to clean up a leased facility which is held for sale.

    In fiscal 1998, other expenses were $451,000 which primarily reflected $1.4 million of litigation costs related to the aborted acquisition and offerings costs offset by a gain of $0.6 million on the sale of a vacant facility in Boston and income on the leases of certain excess facilities held for sale. In fiscal 1997, the Company recorded a $2.1 million provision to write off the costs associated with an aborted acquisition and related offerings costs, and $319,000 in net expenses incurred in connection with assets held for sale, offset by a $230,000 gain on the sale of a small product line at Robicon.

    As a result of the factors described above, income from operations decreased $5.9 million, to $1.6 million in fiscal 1998 from $7.5 million in fiscal 1997.

    Interest expense increased $7.4 million, to $18.2 million in fiscal 1998 from $10.8 million in fiscal 1997 due to (i) higher average indebtedness associated with the issuance of Senior Notes on August 8, 1997 and March 19, 1998, (ii) increase in accretion of redeemable put warrants in the amount of $2.3 million, and (iii) $1.0 million provision for contingent interest payments. Interest income increased $0.7 million to $1.0 million primarily due to a higher average cash balances resulting from the proceeds from the Senior Notes.

    As a result of the above items, the Company recorded losses from continuing operations before income taxes, discontinued operations and extraordinary item of $15.5 million in fiscal 1998, and $3.0 million in fiscal 1997.

    Total income tax expense, including amounts allocated to discontinued operations and extraordinary item, increased by $1.4 million to $2.0 million in fiscal 1998 from $0.6 million in fiscal 1997 primarily as a result of a fiscal 1998 increase in income at the Company's foreign subsidiaries and a fiscal 1997 non-recurring credit to income taxes following the conclusion of a federal tax audit of prior fiscal year.

    As a result of the above, losses from continuing operations before discontinued operations and extraordinary items increased $11.8 million to $14.9 million from $3.1 million in fiscal 1997. Income from discontinued operations totaling $0.9 million and $0.6 million were recorded in fiscal 1998 and 1997, respectively, relating to the sale of the General Eastern Instruments division and Natvar division. The Company recorded a gain of $8.8 million in fiscal 1998 relating to the sale of General Eastern. The Company recorded extraordinary losses of $7.5 million and $259,000, net of income taxes, related to the write off of deferred finance charges, prepayment penalties and make whole premiums in fiscal 1998 and 1997, respectively.

    The foregoing factors contributed to a net loss of $12.7 million in fiscal 1998 compared to a net loss of $2.8 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales and proceeds from financing activities.

    On March 19, 1998, the Company completed a private placement (the "Second Offering") of $20.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004 (the "Senior Notes"). The net proceeds of the Second Offering were used to finance part of the purchase price for Maxima-Juarez/El Paso.

    On August 8, 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is being used primarily to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility has a term of five years and replaced the $20.0 million revolving credit facility in place on such date. There were no borrowings outstanding under the Revolving Credit Facility as of April 24, 1999; however, there were $4.2 million in letters of credit commitments outstanding. Accordingly, credit availability under this facility was $20.8 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company. On August 8, 1997, the Company completed a private placement (the "Original Offering") of $135.0 million in aggregate principal amount of 10 1/2% Senior Notes due 2004 and $35.2 million in Units consisting of the Company's Series A Redeemable Preferred Stock, common stock and warrants to purchase common stock.

    A portion of the net proceeds of the Original Offering was used to repay existing indebtedness described below, including accrued and unpaid interest thereon and associated prepayment penalties. In connection with the issuance of the Company's Series A Redeemable Preferred Stock, the Company issued to the holders thereof warrants representing 6.6% of the Company's fully diluted common stock. On January 16, 1998, the Company's outstanding Senior Notes and Series A Redeemable Preferred Stock were exchanged by the holders thereof for a like amount of Senior Notes and shares of Series A Exchange Redeemable Preferred Stock registered pursuant to the Securities Act.

    At April 24, 1999, the Company had outstanding redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right, after May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash. During fiscal 1998, the Company used $2.5 million of the net proceeds of the Original Offering to repurchase redeemable put warrants previously issued by the Company representing 6.25% of the Company's Fully diluted common stock.

    As of April 24, 1999, the Company had total indebtedness (including redeemable put warrants) of $178.8 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $37.3 million.

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

    The Company's working capital was $67.3 million and $52.2 million at April 24, 1999 and April 25, 1998, respectively. The Company's results from continuing operations for fiscal 1999 generated $8.6 million in cash, which is an increase of $19.8 million over fiscal 1998. Net income after adjustments to reconcile to cash from operating activities were $17.7 million. This was offset by a net use of cash for working capital of $9.1 million.

    The Company invested $8.8 million in capital expenditures in fiscal 1999, primarily at Robicon and PHI for upgrades to manufacturing equipment at Robicon, new product demonstration units and research and development equipment at PHI. Robicon used $3.2 million for the purchase of Industrial Power Rectifier from GE. Positive cash flows from investing activities were generated by the sale of the Natvar division, which resulted in proceeds of $24.7 million.

    Net cash used in financing activities was $7.7 million, which was primarily used for the pay down of short-term debt.

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

    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar division. The price for Natvar was $26.0 million paid in cash. The Company recorded a gain in the disposal of $9.3 million, net of taxes and transaction related expenses. Of the aggregate $26.0 million received by the Company in connection with the sale, $1.3 million was placed into escrow for a limited period to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments. The cash received by the Company in connection with the disposition of Natvar is subject to a covenant of the Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to reinvest certain amounts into assets relating to the Company's presently conducted business within 180 days or (iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer (as defined under the Indenture). The Company has classified $16.4 million as restricted cash to reflect Asset Sale Proceeds, as defined under the Indenture.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe adoption will have a material impact on its financial statement disclosures.

YEAR 2000

    An issue affecting the Company is whether computer systems and applications will recognize and process the Year 2000 and beyond. The Company is in various stages of remediation and internal testing of the systems that would have an impact on its business operations and product offerings. In addition, the Company believes it has devoted sufficient resources to identify and monitor customers, suppliers and others whose failure to identify and remediate their internal systems or product offerings would adversely affect the operations of the Company. However, there can be no assurance that the customers, suppliers and others will timely resolve their own Year 2000 compliance issues.

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

    If the Company's Year 2000 remediation efforts are not successful, the most likely worst case scenario would include some or all of the Company's operating subsidiaries being unable to manufacture or distribute products for a period of time. The Company cannot currently estimate the likelihood of such a scenario or the financial impact of such an occurrence upon the Company because it cannot predict the extent or duration of any such disruption. As a result, the Company plans to have certain resources available to deal with any possible disruptions.

ITEM 7A.--QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note O to the Company's consolidated financial statements included under Item 8.

INTEREST RATE RISK

    The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the revolving credit facility. The interest rates on the Company's other long-term debt are fixed and primarily matures in fiscal 2005. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. A 100 basis point increase in interest rates would have approximately a $200,000 negative impact on the earnings of the Company.

FOREIGN CURRENT RISK

    The Company manufactures product in the U.S., The Netherlands, Spain and Mexico and sells products worldwide. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as, the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign currencies could adversely affect the Company's future operating results. Additionally, currency fluctuations could improve the competitive position of the Company's foreign competition in the value of the U.S. Dollar rises in relation to the local currencies of such competition. The Company sometimes enters into forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. All forward exchange contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in operating results. Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in current income.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Company's Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-34 of this Form 10-K.

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers, directors and key employees of the Company as of April 24, 1999 were as follows:

NAME                                            AGE                                 POSITION
------------------------------------------     -----     --------------------------------------------------------------
Laurence S. Levy..........................          43   Chairman of the Board, Vice President and Director
Clifford Press............................          45   Deputy Chairman of the Board, President and Director
Russell L. Shade, Jr......................          49   Chief Executive Officer and Director
Joseph W. McHugh, Jr......................          44   Vice President and Chief Financial Officer
Jody E. Kurtzhalts(1).....................          52   President of Robicon
John R. Haddock...........................          52   President of PHI
Oddie V. Leopando.........................          53   President of Maxima
James A. Colony...........................          41   President of Anderson
Renee Koudijs.............................          53   Managing Director of HVE Europa
Peter S. Hemme............................          38   Vice President of Finance
Edward Levy...............................          35   Director
H. Cabot Lodge III........................          43   Director

------------------------

(1) As of June 25 1999, Mr. Kurtzhalts was no longer employed by the Company.

    LAURENCE S. LEVY is the Chairman of the Board and a Vice President of the Company. Mr. Levy joined the Company in 1988 in connection with its acquisition and reorganization and has been a member of the Board of Directors since that time. Since 1988, he has served as Chairman and since 1991 he has been the Company's Chief Executive Officer. From 1983 to 1986, Mr. Levy was a consultant with Bain & Co., a leading strategic management company. Mr. Levy is a graduate of the University of Witwatersrand in South Africa and the Harvard Business School. Mr. Levy is also a director of Safety 1st, Inc.

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

    RUSSELL L. SHADE, JR. is the Chief Executive Officer and a Director of the Company. Prior to joining the Company, Mr. Shade was Vice President, Industrial Systems, at General Electric Company ("GE"). Mr. Shade was named a Corporate Officer of GE and Vice President of GE Drive Systems in March 1995. During his 25-year career with GE, Mr. Shade held numerous design, engineering, and manufacturing positions in power generation, as well as general management positions in the military and industrial product lines. Mr. Shade graduated from M.I.T with a Master of Science degree in Mechanical Engineering and holds five U.S. patents.

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

    JAMES A. COLONY became the president of Anderson effective July 6, 1998. Prior to being appointed President of Anderson, Mr. Colony was employed by ITT Cannon as the General Manager of Mobile Communications. From 1987 to 1995, Mr. Colony was employed by FMS Corporation, most recently as the Vice President, Business Development. From 1978 to 1987, Mr. Colony held various general manager, engineering and manufacturing positions at the Electro-Optical Division of the Hughes Aircraft Company. Mr. Colony earned a Bachelor of Science in Electronics Engineering at Missouri Institute of Engineering.

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

    PETER S. HEMME is Vice President of Finance of the Company. Prior to joining the Company in November of 1998, Mr. Hemme was employed by GenRad Corporation as Vice President of Finance from February 1996 to November 1998. From 1993 to 1996, Mr. Hemme was the Vice President and Chief Financial Officer of a startup company in the telecommunications market. Prior to 1993, Mr. Hemme held various financial roles in several other companies including, Millipore Corporation, PriceWaterhouseCoopers and Stride Rite Corporation. Mr. Hemme received his Masters of Business Administration from Boston University and his Bachelor of Arts degree in Economics from Brandeis University.

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

    H. CABOT LODGE III became a Director of the Company effective August 8, 1997. Mr. Lodge is a principal of Carmel Lodge LLC, a New York based financial advisory firm he founded in 1996 and of ACRE Partners, LLC, real estate investment banking company he founded in 1998. Mr. Lodge also served as Executive Vice President, Managing Director and in other senior management positions at W.P. Carey &

Co., from 1983 to 1995. Mr. Lodge is a graduate of Harvard University and the Harvard Business School. Mr. Lodge is also a director of Meristar Hotels and Resorts, Inc. and TelAmerica Media, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

ITEM 11.--EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1999, 1998 and 1997 Laurence S. Levy and Clifford Press, the Company's Chairman of the Board and a Director, and President and a Director, respectively (who together comprised the Board of Directors during such period) established the compensation of the Company's executive officers, including their own compensation. The Board of Directors established the Compensation Committee and appointed Mr. Edward Levy and Mr. Clifford Press as members during the second quarter of fiscal 1998.

EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation paid by the Company for services rendered during fiscal 1999, 1998 and 1997 to the Company's Chairman of the Board and Chief Executive Officer, President and four other most highly-compensated executive officers.

                                                    ANNUAL COMPENSATION
     SUMMARY COMPENSATION TABLE          FISCAL     --------------------    OTHER ANNUAL         ALL OTHER        LTIP
     NAME AND PRINCIPAL POSITION         PERIOD      SALARY      BONUS     COMPENSATION(1)    COMPENSATION(2)    PAYOUTS
-------------------------------------  -----------  ---------  ---------  -----------------  -----------------  ---------
Russell L. Shade, Jr,................        1999   $ 250,000  $ 125,000      $  76,444          $   5,800
Chief Executive Officer                      1998      36,290         --                             1,800
                                             1997          --         --

Laurence S. Levy.....................        1999   $ 140,000(3) $ 250,000                       $   5,800
Chairman of the Board                        1998     126,667(3)   650,000(4)                        5,800
                                             1997     100,000(3)        --                           3,300

Clifford Press.......................        1999   $ 140,000(3) $ 250,000                       $   5,800
President and Director                       1998     126,667(3)   650,000(4)                        5,800
                                             1997     100,000(3)        --                           3,300

Oddie V. Leopando....................        1999   $ 202,400  $ 112,400                         $   5,800
President of Maxima                          1998     202,400     85,000                             5,800
                                             1997     181,750     74,000                             5,005

John R. Haddock......................        1999   $ 174,139  $  96,300      $  57,406          $   4,654
President of PHI                             1998          --         --                                --
                                             1997          --         --                                --

Scott M. Kelley(5)...................        1999   $ 166,400  $ 106,080                         $   5,800      $ 182,188
Former President of Natvar                   1998     164,800     42,212                             5,800
                                             1997     158,750     40,000                             5,800

------------------------

(1) Represents relocation expenses.

(2) Represents matching employer contributions and profit-sharing under the Company's Section 401(k) savings plan. See "Retirement Plans" below.

(3) Amounts shown as salary do not include management and transaction fees paid to Hyde Park Holdings, Inc. ("Hyde Park"), and certain of its affiliates at the request of the named executive officers, aggregating $750,000, $769,535, and $780,901 in fiscal 1999, 1998 and 1997, respectively. See "Certain Relationships and Related Transactions."

(4) For fiscal 1998,represents $150,000 paid directly as bonus and $500,000 paid to affiliates of Hyde Park at the request of the named executive officers.

(5) Mr. Kelley ceased to be President upon the sale of Natvar on April 23, 1999. LTIP payout represents Mr. Kelley's payout related to the Company's Value Creation Plan.

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

    Upon termination of employment for any reason other than death, all unvested stock units shall be forfeited, and any vested units shall become redeemable by the Company, at the market value of a share of Letitia Common Stock determined as of the end of the most recent fiscal quarter preceding redemption, at any time, but in any event the Company shall redeem the vested units on the scheduled payment date therefor. Upon death, all stock units vest and each stock unit shall be promptly redeemed at the market value of a share of common stock of Letitia Corporation, the corporate parent of the Company, at the end of the most recent fiscal quarter.

    The Employment Agreement further provides for a stock appreciation arrangement whereby Mr. Shade is entitled to receive additional shadow stock units each year during the term of the Employment Agreement. For the Company's 1999 fiscal year, the shadow stock units granted pursuant to this arrangement shall represent 0.4% of the Company's outstanding common stock. For the Company's fiscal 2000 and each subsequent year, the number of shadow stock units granted shall be calculated based on a formula taking into account Mr. Shade's base salary and the market value of Letitia Common Stock.

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

    Interests are granted in the VCP to certain key employees as they are hired or promoted and vest over five years. The value of an employee's interest is based on increases in value (based generally on a multiple of EBITDA but also reflecting actual proceeds of dispositions of operating units or public offerings by operating units) from the date of grant to the end of the year prior to the determination date. Vested interests are cashed out when an employee leaves the Company or retires, or when his operating unit is sold or he is transferred to another division; provided that if the is dismissed for cause, his interests (vested and unvested) are forfeited. Subject to the Company's discretion to defer cash payments, an employee may cash out up to 50% of his vested interest while remaining employed. The VCP is a non-qualified and non-funded plan. While Messrs. Leopando, Colony, and McHugh have each received interests in the VCP, Mr. Laurence S. Levy, Mr. Press and Mr. Shade currently do not participate in the VCP. As of April 24, 1999, the Company had an accrued liability of $2.7 million under the VCP.

RETIREMENT PLANS

    The Company maintains the High Voltage Engineering Corporation 401(k) Retirement Plan, a Section 401(k) savings plan for qualified domestic employees, pursuant to which the Company matches discretionary employee contributions up to $1,800, and also contributes an annual profit-sharing amount equal to 2.5% of the employee's annual salary and bonus. Messrs. Laurence S. Levy, Press, Leopando, Shade, and McHugh currently participate in this plan.

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

BONUS PLAN

    The Company has in effect various plans pursuant to which the Company's executive officers and certain other employees may receive incentive cash bonuses based upon the achievement of certain earnings goals in the preceding fiscal by an operating unit or by the Company as a whole, and upon individual performance. The amounts of incentive and discretionary awards, and the performance criteria for such awards, are currently fixed by the Board of Directors. Such amounts, and the related performance criteria, will be set by the Compensation Committee.

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

                                                                             COMMON STOCK
                                                                   --------------------------------

                                                                    NUMBER OF       PERCENT OF
NAME OF STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS               SHARES        COMMON SHARES
-----------------------------------------------------------------  -----------  -------------------

Letitia Corporation(1)...........................................       1,000             92.4%

Laurence S. Levy(1)(2)...........................................       1,000             92.4%

Clifford Press(1)(3).............................................       1,000             92.4%

Russell L. Shade, Jr.............................................        0.60(4)               (5)

James A. Colony..................................................          --               --

John R. Haddock..................................................          --               --

Oddie V. Leopando................................................          --               --

Joseph W. McHugh, Jr.............................................        0.12(4)               (5)

Edward Levy......................................................          --               --

H. Cabot Lodge III...............................................          --               --

Directors and executive officers as a group......................       1,000             92.4%

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

(5) Mr. Shade and Mr. McHugh beneficially own less than 1% of the Company's common stock.

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

    The management fees paid to Hyde Park and its affiliates were $750,000, $769,535 and $780,901 for fiscal 1999, 1998 and 1997, respectively. Under the terms of the Indenture, while there are any of the Senior Notes outstanding, management fees to Hyde Park in excess of $750,000 for any fiscal year of the Company subsequent to August 8, 1997 will be limited by the Indenture. Acquisition and disposition fees have been calculated as an amount equal to 1% of the sum of the total price paid or received for shares of stock (or in the case of an asset acquisition or disposition, the total price paid for such assets) in such acquisition or divestiture. In fiscal 1996, the Company paid a fee of $110,000 in connection with the disposition of the Company's Specialty Connector division. No acquisition or divestiture fees were paid in fiscal 1997. The Company did not pay an acquisition fee in connection with either the PHI Merger or the Stewart Warner Acquisition and did not pay a disposition fee in connection with the disposition of General Eastern.

    In connection with the refinancing completed by the Company in August 1997, the Company redeemed all of its outstanding Series B Preferred Stock for an aggregate redemption price of $4.8 million. All of the outstanding 25,705 shares of Series B Preferred Stock were held by Letitia Corporation. Messrs. Laurence
S. Levy and Clifford Press, the Company's Chairman of the Board and Chief Executive Officer, and President and Director, respectively, and certain of their affiliates and family members beneficially own 100% of the outstanding common stock of Letitia Corporation (the "Letitia Common Stock") and, accordingly, were the sole beneficiaries of such redemption and could through dividends or other distributions receive a majority of the proceeds of such redemption.

    In connection with this refinancing, the Company redeemed 6,871 shares of the Company's Series C Preferred Stock (the "Series C Preferred Stock"), comprising all of the shares of Series C Preferred Stock then issued or issuable, for its aggregate liquidation preference of $6.9 million. All of the shares of Series C Preferred Stock were held by Letitia Corporation, which had issued to Quest Equities Corp. ("Quest") a class of its own capital stock (the "Letitia Preferred Stock") having identical rights and preferences to the Series C Preferred Stock. Simultaneously with the closing of the Original Offering, Letitia redeemed, from the proceeds of the redemption of the Series C Preferred Stock, 6,871 shares of the Letitia Preferred Stock, comprising all of the shares of Letitia Preferred Stock then issued or issuable, for its aggregate liquidation preference of $6.9 million. In connection with the redemption of the Letitia Preferred Stock, certain rights of Quest to demand "contingent interest payments" equal to a minimum of 3.1% of the Company's common stock equity value at the time payment is demanded, were extinguished.

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

                                    PART IV.

ITEM 14.--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

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

       2.4   CE&A Purchase Agreement.***

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

      10.3   Lease Agreement, dated as of November 10, 1988, by and between Corporate Property Associates 8, L.P. and the Registrant (Sterling, MA).*

      10.4   Installment Sale Agreement, dated as of September 23, 1994, by and between Monroeville Area Industrial
             Development Corporation and Robicon Corporation (New Kensington, PA).*

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

      10.6   Amendment to Lease Agreement, dated as of May 8, 1996, by and between Corporate Property Associates 8,
             L.P. and the Registrant (Sterling, MA).*

      10.7   Value Creation Plan of the Registrant.*

      10.8   High Voltage Engineering Corporation Employment Agreement, by and between Registrant and Russell L.
             Shade, Jr., dated as of February 24, 1998.**

      10.9   Agreement and Plan of Merger, dated May 7, 1997, by and between PHI Acquisition Holdings, Inc. and Chase
             Venture Capital Associates, L.P.*

        12   Statement of Computation of Financial Ratios.

      21.1   List of Subsidiaries.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      24.1   Power of Attorney (included in signature page to Form 10-K).

      27.0   Financial Data Schedule.

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

*** Incorporated by reference to the Registrant's Current Report on Form 8-K, dated April 23, 1999 and filed on May 7, 1999, File No. 1-4737.

(b) All schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                                -----
Consolidated Financial Statements--April 24, 1999, April 25, 1998, April 26, 1997
  Report of Grant Thornton LLP, Independent Certified Public Accountants...................................         F-2
  Consolidated Balance Sheets..............................................................................         F-3
  Consolidated Statements of Operations....................................................................         F-4
  Consolidated Statements of Stockholders' Deficiency......................................................         F-5
  Consolidated Statements of Cash Flows....................................................................         F-6
  Notes to Consolidated Financial Statements...............................................................         F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
High Voltage Engineering Corporation

    We have audited the accompanying consolidated balance sheets of High Voltage Engineering Corporation and Subsidiaries as of April 24, 1999 and April 25, 1998 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended April 24, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 financial statements of Physical Electronics, Inc. and Subsidiaries, a wholly-owned subsidiary acquired on August 8, 1997, which reflect total assets and revenues constituting 31% and 23%, respectively, of the fiscal 1998 consolidated totals. Those statements were audited by other auditors whose report thereon has been furnished to us and our opinion, insofar as it relates to the amounts included for Physical Electronics, Inc. and Subsidiaries, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of High Voltage Engineering Corporation and Subsidiaries as of April 24, 1999 and April 25, 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 24, 1999, in conformity with generally accepted accounting principles.

Boston, Massachusetts
June 15, 1999 (except for note P as
as to which the date is July 2, 1999)             GRANT THORNTON LLP

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                            APRIL 24,   APRIL 25,
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............................................................  $   31,459  $   16,518
  Restricted cash.........................................................................       1,281       2,578
  Accounts receivable, net of allowance for doubtful accounts.............................      58,057      59,403
  Refundable income taxes.................................................................         479       2,492
  Inventories.............................................................................      39,340      36,136
  Prepaid expenses and other current assets...............................................       1,939       2,018
                                                                                            ----------  ----------
    Total current assets..................................................................     132,555     119,145
PROPERTY, PLANT AND EQUIPMENT, Net........................................................      53,481      54,161
INVESTMENT IN JOINT VENTURE...............................................................       1,805       1,735
ASSETS HELD FOR SALE......................................................................       3,759       3,830
OTHER ASSETS, Net.........................................................................      16,494      17,158
RESTRICTED CASH...........................................................................      16,376      12,093
COST IN EXCESS OF NET ASSETS ACQUIRED.....................................................      25,765      25,148
                                                                                            ----------  ----------
                                                                                            $  250,235  $  233,270
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations........................................  $    4,139  $    1,351
  Foreign credit line.....................................................................          44       2,002
  Accounts payable........................................................................      22,010      22,923
  Accrued interest........................................................................       3,071       3,118
  Accrued liabilities.....................................................................      24,399      26,932
  Advance payments by customers...........................................................       6,119       6,613
  Federal, foreign and state income taxes payable.........................................       3,904       2,369
  Deferred income taxes...................................................................       1,570       1,641
                                                                                            ----------  ----------
    Total current liabilities.............................................................      65,256      66,949
REDEEMABLE PUT WARRANTS...................................................................       2,900       2,590
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES............................................     171,704     172,976
DEFERRED INCOME TAXES.....................................................................       6,838       4,564
OTHER LIABILITIES.........................................................................       9,648       6,951
REDEEMABLE PREFERRED STOCK (aggregate liquidation preference of $37,254 as of April 24,
  1999)...................................................................................      35,229      30,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock............................................................................           1           1
  Paid-in-capital.........................................................................      19,527      19,527
  Accumulated deficit.....................................................................     (62,342)    (72,603)
  Common stock warrants...................................................................       2,200       2,200
  Cumulative foreign currency translation adjustment......................................        (726)       (342)
                                                                                            ----------  ----------
    Total stockholders' deficiency........................................................     (41,340)    (51,217)
                                                                                            ----------  ----------
                                                                                            $  250,235  $  233,270
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEARS ENDED
                                                                              ----------------------------------
                                                                              APRIL 24,   APRIL 25,   APRIL 26,
                                                                                 1999        1998        1997
                                                                              ----------  ----------  ----------
Net sales...................................................................  $  248,054  $  217,907  $  145,620
Cost of sales...............................................................     159,209     139,174      96,995
                                                                              ----------  ----------  ----------
  Gross profit..............................................................      88,845      78,733      48,625
Administrative and selling expenses.........................................      51,655      49,292      30,269
Research and development expenses...........................................      17,579      15,456       8,622
Write off of purchased in-process research and development..................          --       8,100          --
Restructuring charge........................................................         580         186          --
Reimbursed environmental and litigation costs, net..........................         293       3,633          26
Other, net..................................................................      (1,424)        451       2,234
                                                                              ----------  ----------  ----------
  Income from operations....................................................      20,162       1,615       7,474
Interest expense............................................................      19,854      18,159      10,845
Interest income.............................................................      (1,897)     (1,008)       (351)
                                                                              ----------  ----------  ----------
  Income (loss) from continuing operations before income taxes, discontinued
    operations and extraordinary item.......................................       2,205     (15,536)     (3,020)
Income taxes (credit).......................................................      (2,112)       (610)        106
                                                                              ----------  ----------  ----------
  Income (loss) from continuing operations before discontinued operations
    and extraordinary item..................................................       4,317     (14,926)     (3,126)
Discontinued operations:
  Income from discontinued operations, net of income taxes..................       1,083         875         629
  Gain on disposal of discontinued operations, net of income taxes..........       9,633       8,771          --
                                                                              ----------  ----------  ----------
                                                                                  10,716       9,646         629
Extraordinary loss, net of income taxes.....................................          --      (7,464)       (259)
                                                                              ----------  ----------  ----------
Net income (loss)...........................................................      15,033     (12,744)     (2,756)
Preferred dividends.........................................................      (4,329)     (3,085)       (479)
Accretion of redeemable preferred stock.....................................        (443)       (270)         --
                                                                              ----------  ----------  ----------
Net income (loss) applicable to common stockholders.........................  $   10,261  $  (16,099) $   (3,235)
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Net income (loss) per common share:
  Continuing operations.....................................................  $  (420.13) $(17,262.51) $(3,605.00)
  Income from discontinued operations.......................................    1,000.00      826.25      629.00
  Gain on disposal of discontinued operations...............................    8,894.74    8,282.34          --
  Extraordinary item........................................................          --   (7,048.16)    (259.00)
                                                                              ----------  ----------  ----------
  Net income (loss) applicable to common stockholders.......................  $ 9,474.61  $(15,202.08) $(3,235.00)
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Net income (loss) per common share--assuming dilution:
  Continuing operations.....................................................  $  (217.46)
  Income from discontinued operations.......................................      875.51
  Gain on disposal of discontinued operations...............................    7,787.39
  Extraordinary item........................................................          --
                                                                              ----------
  Net income applicable to common stockholders..............................  $ 8,445.44
                                                                              ----------
                                                                              ----------
Weighted average common stock outstanding...................................       1,083       1,059       1,000
Weighted average common stock outstanding and dilutive equivalents
  outstanding...............................................................       1,237       1,210       1,143
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                             (DOLLARS IN THOUSANDS)

                                                                                                           CUMULATIVE
                                                                                                             FOREIGN
                                                                                               COMMON       CURRENCY
                                                        COMMON       PAID-IN   ACCUMULATED      STOCK      TRANSLATION
                                                         STOCK       CAPITAL     DEFICIT      WARRANTS     ADJUSTMENT      TOTAL
                                                     -------------  ---------  ------------  -----------  -------------  ----------
Balance, April 27, 1996............................    $       1    $  17,326   $  (50,869)   $      --     $      60    $  (33,482)
Net loss...........................................                                 (2,756)                                  (2,756)
Preferred stock dividends..........................                                   (479)                                    (479)
Change in foreign currency translation.............                                                               (19)          (19)
                                                             ---    ---------  ------------  -----------        -----    ----------
Balance, April 26, 1997............................            1       17,326      (54,104)          --            41       (36,736)
Net loss...........................................                                (12,744)                                 (12,744)
Preferred stock dividends..........................                                 (3,085)                                  (3,085)
Accretion of redeemable preferred stock............                                   (270)                                    (270)
Distribution to fund Letitia common stock
  repurchase.......................................                                 (2,400)                                  (2,400)
Change in foreign currency translation.............                                                              (383)         (383)
Proceeds from issuance of common stock warrants....                                               2,200                       2,200
Proceeds from issuance of common stock.............                     2,201                                                 2,201
                                                             ---    ---------  ------------  -----------        -----    ----------
Balance, April 25, 1998............................            1       19,527      (72,603)       2,200          (342)      (51,217)
Net income.........................................                                 15,033                                   15,033
Preferred stock dividends..........................                                 (4,329)                                  (4,329)
Accretion of redeemable preferred stock............                                   (443)                                    (443)
Change in foreign currency translation.............                                                              (384)         (384)
                                                             ---    ---------  ------------  -----------        -----    ----------
Balance, April 24, 1999............................    $       1    $  19,527   $  (62,342)   $   2,200     $    (726)   $  (41,340)
                                                             ---    ---------  ------------  -----------        -----    ----------
                                                             ---    ---------  ------------  -----------        -----    ----------

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEARS ENDED
                                                                                 ---------------------------------
                                                                                 APRIL 24,  APRIL 25,   APRIL 26,
                                                                                   1999        1998        1997
                                                                                 ---------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)............................................................  $  15,033  $  (12,744) $   (2,756)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Income from discontinued operations, net of income taxes...................     (1,083)       (875)       (629)
    Extraordinary item, net of income taxes....................................         --       1,574          --
    Depreciation and amortization..............................................     10,347       7,064       3,325
    Write-off of purchased inventory written up to selling price...............         --       1,320          --
    Write-off of other assets and purchased research and development...........         --       8,100          --
    Non-cash interest..........................................................      1,421       3,079       2,897
    Deferred income taxes......................................................      2,203         803      (1,143)
    Undistributed earnings of affiliate........................................       (222)       (175)       (201)
    Gain on sale of discontinued operations....................................     (9,633)     (8,771)         --
    Gain on sale of assets and other...........................................       (364)     (1,229)       (186)
    Change in assets and liabilities, net of effects of business acquisitions and divestitures:
      Accounts receivable......................................................        455      (8,656)       (687)
      Refundable income taxes..................................................      2,013         102          --
      Inventories..............................................................     (4,138)      3,723      (1,402)
      Prepaid expenses and other current assets................................         56           7         866
      Other assets.............................................................     (1,416)     (2,902)     (3,094)
      Accounts payable, accrued interest and accrued liabilities...............        (30)      1,775       2,473
      Advance payments by customers............................................       (494)       (144)     (1,052)
      Federal, foreign and state income taxes payable..........................     (5,587)     (3,273)        264
                                                                                 ---------  ----------  ----------
        Net cash provided by (used in) continuing operations...................      8,561     (11,222)     (1,325)
        Net cash provided by discontinued operations...........................      1,266       2,217       1,952
                                                                                 ---------  ----------  ----------
        Net cash provided by (used in) operating activities....................      9,827      (9,005)        627

Cash flows from investing activities:
  Additions to property, plant and equipment, continuing operations............     (8,761)     (4,791)     (2,869)
  Additions to property, plant and equipment, discontinued operations..........       (332)     (1,355)       (647)
  Proceeds from sales of discontinued operations, net of expenses..............     24,695      20,075          --
  Proceeds from sales of assets and other, net of expenses.....................        681       4,138         260
  Acquisition of IPR...........................................................     (3,226)         --          --
  Acquisition of Stewart Warner, net of cash acquired..........................         --     (24,690)         --
  Acquisition of Physical Electronics, net of cash acquired....................         --     (54,272)         --
  Other........................................................................         49        (117)        190
                                                                                 ---------  ----------  ----------
        Net cash provided by (used in) investing activities....................     13,106     (61,012)     (3,066)
                                                                                 ---------  ----------  ----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEARS ENDED
                                                                                 ---------------------------------
                                                                                 APRIL 24,  APRIL 25,   APRIL 26,
                                                                                   1999        1998        1997
                                                                                 ---------  ----------  ----------
Cash flows from financing activities:
  Proceeds from the issuance of long-term obligations, net of issuance costs...         --     147,597      66,267
  Proceeds from the issuance of preferred stock, net of issuance costs.........         --      29,392          --
  Proceeds from the issuance of common stock...................................         --       2,201          --
  Proceeds from the issuance of redeemable put warrants and common stock
    warrants...................................................................         --       2,200       2,413
  Net payments from foreign credit line........................................     (2,129)       (282)       (469)
  Net (increase) decrease in restricted cash...................................     (2,986)    (12,461)      2,385
  Net payments under senior credit agreement...................................         --      (7,702)     (2,957)
  Distribution to fund Letitia common stock repurchase.........................         --      (2,250)         --
  Cash dividends paid..........................................................         --      (2,142)         --
  Redemption of redeemable put warrants........................................         --      (2,500)         --
  Redemption of redeemable preferred stock.....................................         --     (11,621)         --
  Principal payments on long-term obligations..................................     (2,084)    (56,609)    (64,440)
  Cash overdraft, continuing operations........................................       (445)       (210)     (1,470)
  Cash overdraft, discontinued operations......................................        (80)       (153)        164
                                                                                 ---------  ----------  ----------
        Net cash (used in) provided by financing activities....................     (7,724)     85,460       1,893
                                                                                 ---------  ----------  ----------
Effect of foreign exchange rate changes on cash................................       (268)       (467)        (19)
                                                                                 ---------  ----------  ----------
        Net increase (decrease) in cash and cash equivalents...................     14,941      14,976        (565)
Cash and cash equivalents, beginning of year...................................     16,518       1,542       2,107
                                                                                 ---------  ----------  ----------
Cash and cash equivalents, end of year.........................................  $  31,459  $   16,518  $    1,542
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest...................................................................  $  18,457  $   21,014  $    7,561
    Income taxes...............................................................      2,013       1,043       1,242
Supplemental Schedule of Non-cash Investing and Financing Activities:
  Preferred stock dividends-in-kind and issuable preferred stock
    dividends-in-kind..........................................................  $   4,329  $      942  $      479
  Leased asset additions.......................................................      3,723         635       1,494
  Transfer from property, plant and equipment to assets held for sale, net.....         --          --      (1,378)
  Fixed assets transferred to inventory........................................        243         740          --

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

NATURE OF OPERATIONS

    The Company operates a diversified portfolio of industrial manufacturing businesses with multiple product lines that serve a broad spectrum of original equipment manufacturers and end-users. Business and customer concentration is minimal due to the diversified nature of its portfolio of businesses, with respect to products sold and end-markets served on a world-wide basis. Examples of end-markets served include process automation, freshwater and wastewater treatment, petrochemicals, semiconductor fabrication, chemicals, construction, agriculture, materials handling, computers, telecommunications, scientific and educational research.

FINANCIAL STATEMENT PRESENTATION

    High Voltage Engineering Corporation (the "Company") is 92.4% owned by Letitia Corporation ("Letitia"). The Company's wholly owned subsidiaries include Maxima Technologies, Inc. (formerly Datcon Intruments Company) and subsidiaries, High Voltage Engineering Europa B.V., a subsidiary of HIVEC B.V., Robicon Corporation and subsidiaries, Physical Electronics, Inc. and subsidiaries, and Anderson Interconnect, Inc. and subsidiaries.

    The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries after elimination of material intercompany transactions and balances.

    The Company owns 49% of an affiliated company which is accounted for using the equity method. Separate disclosure is not presented as the amounts are not significant.

ACCOUNTING PERIOD

    The Company operates on a 52 or 53 week fiscal period. Each of the fiscal periods presented are 52 week periods. The terms "fiscal 1999", "fiscal 1998" and "fiscal 1997" refer to the Company's fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997, respectively.

REVENUE RECOGNITION

    Revenue is recognized when goods are shipped and the risk of loss passes to the customer or in the case of significant long-term contracts on the percentage-of-completion method. Provisions for estimated losses on long-term contracts are charged to operations when identified.

    When customers, under the terms of specific orders, request that the Company manufacture, invoice and ship goods on a bill and hold basis, the Company recognizes revenue based upon the completion date required in the order and upon actual completion of the manufacturing process. At the time such goods are ready for delivery, title and risk of ownership pass to the customer under the terms of the request.

    Accounts receivable include retainages of approximately $2,161 and $1,900 as of April 24, 1999 and April 25, 1998, respectively. Bill and hold receivables were $2,730 and $351 as of April 24, 1999 and April 25, 1998, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A summary of activity in the allowance for doubtful accounts is as follows:

                                                                                                  YEARS ENDED
                                                                                     -------------------------------------
                                                                                      APRIL 24,    APRIL 25,    APRIL 26,
                                                                                        1999         1998         1997
                                                                                     -----------  -----------  -----------
Balance at beginning of year.......................................................   $   2,085    $   1,857    $   1,973
Provision..........................................................................         105          703          813
Charge-offs, net of recoveries.....................................................         (95)        (475)        (929)
                                                                                     -----------  -----------  -----------
Balance at end of year.............................................................   $   2,095    $   2,085    $   1,857
                                                                                     -----------  -----------  -----------
                                                                                     -----------  -----------  -----------

CASH EQUIVALENTS

    For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

    Cash overdrafts included in trade accounts payable were $1,309 and $1,918 at April 24, 1999 and April 25, 1998, respectively.

    At April 24, 1999 and April 25, 1998, cash in the amounts of $6,514 and $3,762 respectively, was in uninsured foreign bank accounts, including $1,281 and $2,578, respectively which was used for collateral for a bank guarantee facility for customer advances. The Company maintains its cash primarily with a bank located in Massachusetts. The cash balances are insured by the FDIC up to $100. See note B for other restricted cash.

INVENTORIES

    Inventories are primarily stated at the lower of cost (first-in, first-out or average cost method) or market. Certain inventories are stated at the lower of cost or market determined by the last-in, first-out method. The amount by which the replacement cost exceeds the LIFO value was not material at April 24, 1999.

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

COMPREHENSIVE INCOME

    In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income. For fiscal 1999, 1998 and 1997, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DERIVATIVES

    The Company sometimes enters into forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. All forward exchange contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in operating results. Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in current income.

    At April 24, 1999, the notional amounts of forward exchange contracts, primarily to sell or buy U.S. Dollars, totaled $325. All of these contracts mature in fiscal 2000. Deferred unrealized losses from hedging firm commitments are immaterial.

    The Company's forward exchange contracts contain credit risk in that its banking counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

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

    The Company has manufacturing operations in four foreign countries (Spain, Ireland, the Netherlands and Mexico). Risks inherent in foreign operations include changes in social, political and economic conditions, changes in currency exchange rates, changes in the laws and policies that govern foreign investments in countries, changes in United States laws and regulations relating to foreign trade and investment.

    The Company has made significant acquisitions which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company's existing businesses.

    The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's financial condition and results of operations could be adversely impacted.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NET INCOME (LOSS) PER SHARE

    The Company computes basic EPS utilizing only weighted shares outstanding, while diluted EPS is computed considering the dilution of option and warrants. Diluted EPS is not presented for fiscal 1998 and 1997, respectively, because losses from continuing operations exists for such periods and results in an antidilutive effect.

ADVERTISING

    Advertising costs are expensed as incurred. Advertising expense was $3,664, $3,380 and $1,389 for fiscal 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred.

ENVIRONMENTAL EXPENDITURES

    Costs associated with remediation activities are expensed except to the extent such expenses were previously accrued. Liabilities relating to probable remedial activities are recorded when the cost of such activities can be reasonably estimated. The liability is discounted when the amount and timing of the cash payments for that remediation site are fixed or reliably determinable. The liabilities are adjusted as further information develops or circumstances change.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The carrying amounts of borrowings under short-term revolving credit agreements, and variable rate long-term debt instruments approximate their fair value as the floating rates applicable to the financial instruments reflect changes in overall market interest rates. The fair value of other long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues. At April 24, 1999, the carrying amount and estimated fair value of long-term debt was $175,843 and $166,844, respectively.

    The carrying value of the redeemable put warrants approximates the fair value based on a third-party appraisal.

    The fair value of the Company's redeemable preferred stock at April 24, 1999, is estimated based on the quoted market prices for the same or similar issues. At April 24, 1999, the carrying amount and estimated fair value of redeemable preferred stock was $35,229 and $32,411, respectively.

    The estimate fair value of forward currency exchange contracts is calculated using the exchange rate at the Company's year end as quoted by the respective brokers and at April 24, 1999 was approximately $323.

    Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NEW ACCOUNTING PRONOUNCEMENT

    During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe adoption will have a material impact on its financial statement disclosure.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1998 and 1997 consolidated financial statements in order to conform with the current year's presentation.

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

ACQUISITIONS

    On December 31, 1998, a wholly owned subsidiary of the Company acquired certain the assets of General Electric's ("GE") Industrial Power Rectifier ("IPR") product line for $3,226 in cash and entered into certain related agreements with GE including a license agreement and a production services agreement. Pursuant to a transition plan, defined in the Production Service Agreement, GE will continue to manufacture and deliver IPR products through such a date as the transition is completed but no later than October 1, 1999. In addition, GE is entitled to receive the economic benefit of all contracts in place as of December 31, 1998 and certain other contracts entered into through March 31, 1999. Due to the extended lead times involved with these products the Company does not anticipate recognizing material

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED) revenue from the assets acquired from GE until fiscal 2000. The unaudited pro forma financial information for fiscal 1999 and 1998, respectively, has not been presented because the effect of the transaction would not have been material to the results of operations.

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

    On March 19, 1998, a wholly owned subsidiary of the Company acquired, directly or indirectly, all of the outstanding capital stock of Stewart Warner Instrument Corporation ("Stewart Warner"), for $24,721 in cash. Pursuant to a Stock Purchase Agreement, the sellers have agreed to indemnify the Company, up to an aggregate of $5,000, for breaches of representations and warranties. Certain of these representations and warranties expired on the first anniversary of the closing.

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

    The net purchase prices were allocated as follows:

                                                                                               STEWART
                                                                                     PHI       WARNER       TOTAL
                                                                                  ---------  -----------  ---------
Working capital, other than cash acquired.......................................  $  33,707   $   8,733   $  42,440
Property, plant and equipment...................................................     18,822       5,856      24,678
Other assets....................................................................     14,696       2,300      16,996
Cost in excess of assets acquired...............................................      8,985      14,571      23,556
Other liabilities...............................................................    (21,938)     (6,770)    (28,708)
                                                                                  ---------  -----------  ---------
Purchase price, net of cash received............................................  $  54,272   $  24,690   $  78,962
                                                                                  ---------  -----------  ---------
                                                                                  ---------  -----------  ---------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED)

    The operating results of theses acquired businesses have been included in the consolidated statement of operations from the dates of acquisition. The following unaudited pro forma financial information illustrates the effects of the acquisitions of PHI and Stewart Warner after giving effect to the impact of certain adjustments, such as amortization, depreciation, certain purchase accounting adjustments and the expense resulting from the incremental indebtedness incurred to finance the acquisitions. The effects of certain nonrecurring charges to historical earnings resulting from the transactions have been reversed. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $264,271 and $237,667 for fiscal 1998 and 1997, respectively. Consolidated pro forma loss from continuing operations before discontinued operations and extraordinary item would have been $12,286 and $7,923 for fiscal 1998 and 1997, respectively. Consolidated pro forma net loss applicable to common stockholders would have been $14,643 and $12,105 for fiscal 1998 and 1997, respectively. Consolidated pro forma net loss per common share applicable to common shareholders would have been $13,827.20 and $12,105.00 for fiscal 1998 and 1997, respectively. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

DIVESTITURES

    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar division. The price for Natvar was $26,000, paid in cash. The Company recorded a gain on the disposal of $9,300, net of taxes and transaction related expenses. Of the aggregate $26,000 received by the Company in connection with the sale, $1,250 was placed into escrow for periods up to one year to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments. Revenues applicable to discontinued operations were approximately $15,636, $16,473 and $15,227 for fiscal 1999, 1998 and 1997, respectively.

    The cash received by the Company in connection with the disposition of Natvar is subject to a covenant of the 1998 Senior Notes Indenture which requires the Company to apply such cash in excess of $10,000 to (i) repay debt ranking PARI PASSU to the 1998 Senior Notes within 180 days, (ii) contractually commit to reinvest certain amounts into assets relating to the Company's presently conducted business within 180 days or (iii) offer to repurchase the 1998 Senior Notes pursuant to an Excess Proceeds Offer (as defined under the Indenture). The Company has classified $16,376 as restricted cash to reflect Asset Sale Proceeds, as defined under the Indenture.

    On April 15, 1998, the Company sold all the assets and ordinary course business trade payables and capital and operating lease obligations of its General Eastern Instruments division. The price for General Eastern assets was $21,000, paid in cash, including $3,000 in consideration for an agreement on the part of the Company not to compete in the conduct of the business of General Eastern for three years after the closing. The Company recorded a gain on the disposal of $8,771, net of taxes and transaction related expenses. Of the aggregate $21,000 received by the Company in connection with the sale, $850 was placed into escrow for a limited period to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments. In fiscal 1999, the Company recorded a gain of $333, net of certain taxes and related expenses for the receipt of the remaining amounts held in escrow. Revenues applicable to discontinued operations were approximately $12,520 and $12,256 for fiscal 1998 and 1997, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE C--INVENTORIES

    Inventories consisted of the following as of:

                                                                          APRIL 24,  APRIL 25,
                                                                            1999       1998
                                                                          ---------  ---------
Raw materials...........................................................  $  20,240  $  19,543
Work in process.........................................................     15,885     12,079
Finished goods..........................................................      3,215      4,514
                                                                          ---------  ---------
Total...................................................................  $  39,340  $  36,136
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE D--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following as of:

                                                                        APRIL 24,   APRIL 25,
                                                                           1999        1998
                                                                        ----------  ----------
Land and land improvements............................................  $    6,730  $    7,285
Buildings and building improvements...................................      20,828      23,826
Machinery and equipment...............................................      52,239      48,342
Construction in progress..............................................       1,847         829
                                                                        ----------  ----------
    Total.............................................................      81,644      80,282
Less accumulated depreciation and amortization........................     (28,163)    (26,121)
                                                                        ----------  ----------
    Total.............................................................  $   53,481  $   54,161
                                                                        ----------  ----------
                                                                        ----------  ----------

    Property under capital leases is included in these amounts (see note N).

NOTE E--OTHER NON-CURRENT ASSETS

INVESTMENT IN JOINT VENTURE

    In connection with the acquisition of PHI, the Company acquired a 50% interest in a joint venture which is being accounted for under the equity method. The Company recorded income of $188 and a loss of $109 in fiscal 1999 and 1998, respectively, related to this investment.

ASSETS HELD FOR SALE

    At April 24, 1999 and April 25, 1998, assets held for sale consisted of former manufacturing facilities. These properties are recorded at the lower of the carrying amount or fair value less costs to sell. It is reasonably possible that the proceeds from the sales of these properties will differ significantly from the carrying amount and additional losses may be recorded.

    During fiscal 1998, a facility was sold for cash total approximately $2,100. The Company recorded a gain of $639, net of expenses.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE E--OTHER NON-CURRENT ASSETS (CONTINUED)
    At April 24, 1999, assets held for sale consist of two properties leased to third parties. One lease is for a term of five years which commenced in March, 1997 with annual payments of $336 in year one, $360 in year two, $468 in year three, $528 in year four and $567 in year five. This lease contains a buyout provision. The other lease also has a five year term which commenced in November, 1995 with annual payments of $120. In February 1999, the tenant of one property exercised a twelve month termination notice.

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER ASSETS

    Other assets and costs in excess of net assets acquired consisted of the following as of:

                                                                                                         APRIL 25,
                                                                               APRIL 24, 1999              1998
                                                                     ----------------------------------  ---------
                                                                                                 NET        NET
                                                                       GROSS    ACCUMULATED   CARRYING   CARRYING
                                                                      AMOUNT    AMORTIZATION   AMOUNT     AMOUNT
                                                                     ---------  ------------  ---------  ---------
Cost in excess of net assets acquired (note B).....................  $  29,702   $   (3,937)  $  25,765  $  25,148
                                                                     ---------  ------------  ---------  ---------
                                                                     ---------  ------------  ---------  ---------
Deferred financing costs (note F)..................................  $   9,222   $   (2,584)  $   6,638  $   7,795
Prepaid pension cost (note J)......................................      2,605           --       2,605      2,258
Patents (note B)...................................................      7,065       (1,070)      5,995      6,582
Other..............................................................      1,270          (14)      1,256        523
                                                                     ---------  ------------  ---------  ---------
    Total..........................................................  $  20,162   $   (3,668)  $  16,494  $  17,158
                                                                     ---------  ------------  ---------  ---------
                                                                     ---------  ------------  ---------  ---------

    Amortization expense was $3,219, $2,540 and $1,429 for fiscal 1999, 1998 and 1997, respectively.

NOTE F--LONG-TERM OBLIGATIONS

    On August 8, 1997, the Company completed a Rule 144A offering whereby the Company issued $135,000 of 10.5% Senior Notes, due 2004 and $35,200 representing 33,000 units consisting of 33,000 shares of Series A Redeemable Preferred Stock, warrants to purchase 82.7429 shares of common stock of the Company and 82.7429 shares of common stock of the Company. Management assigned an initial value of $2,200 to the warrants for financial reporting purposes based of the fair value of common stock issued concurrently. The Company also entered into a $25,000 revolving credit facility. Both of these financings closed simultaneous with the acquisition of PHI, and were used to finance the PHI acquisition and repay all the 1996 Senior Indebtedness and all the existing Redeemable Preferred Stock, fund a distribution to Letitia Corporation, repurchased certain Redeemable Put Warrants and settle Contingent Interest Payments ("CIP"). The Company settled the CIP Agreements for a cash payment of $6,750. As a result, the Company recorded interest expense of approximately $951 in fiscal 1998.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--LONG-TERM OBLIGATIONS (CONTINUED)
    In connection with the aforementioned refinancings, the Company incurred financing costs of approximately $5,584 and $3,192 in fiscal 1998 and 1997, respectively. The Company's extraordinary losses relate to the write off of deferred financing costs, prepayment penalties and make whole premiums.

    Long-term obligations consisted of the following as of:

                                                                        APRIL 24,   APRIL 25,
                                                                           1999        1998
                                                                        ----------  ----------
1998 Senior Notes.....................................................  $  155,000  $  155,000
1998 Senior Notes Premium.............................................          86          98
Capital lease obligations (note N)....................................      12,264      10,076
Mortgage notes payable................................................       6,873       7,445
Notes payable.........................................................       1,620       1,708
                                                                        ----------  ----------
    Total.............................................................     175,843     174,327
    Less current maturities...........................................      (4,139)     (1,351)
                                                                        ----------  ----------
    Long-term obligations, net of current maturities..................  $  171,704  $  172,976
                                                                        ----------  ----------
                                                                        ----------  ----------

1998 CREDIT AGREEMENT

    The 1998 Credit Agreement, as amended, provides for a $25,000 maximum revolving credit facility including a $10,000 sublimit for outstanding letters of credit with principal due at August 1, 2002. Availability under the Credit Agreement is limited to 85% of eligible accounts receivable and 60% of eligible inventory. Letters of credit at April 24, 1999 were $4,233, including $2,720 relating to environmental matters (see note O). There were no borrowings outstanding at April 24, 1999. Interest under the revolving credit facility is computed and payable monthly at the bank's base rate (7.75% at April 24, 1999) plus 0.25% or LIBOR (4.93% at April 24, 1999) plus 1.5%. The Company is required to pay on a quarterly basis a commitment fee of 0.4% of the available funds. Obligations under the Credit Facility are collateralized under a Security Agreement dated August 8, 1997. This agreement provides for liens on all domestic accounts receivable and inventory.

1998 SENIOR NOTES

    In fiscal 1998, the Company issued $155,000 of 10.5% Senior Notes, due 2004. The 1998 Senior Notes are general unsecured obligations of the Company and rank senior to any subordinated indebtedness and subordinated to all existing and future secured indebtedness, including the Credit Agreement. Interest is payable semiannually on February 15 and August 15. The 1998 Senior Notes may be redeemed in whole or in part at any time on or after August 15, 2001 at redemption prices expressed as a percentage of the face value of the 1998 Senior Notes plus accrued and unpaid interest.

YEAR                                                                                PERCENTAGE
----------------------------------------------------------------------------------  -----------
2001..............................................................................     105.250%
2002..............................................................................     102.625%
2003..............................................................................     100.000%

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--LONG-TERM OBLIGATIONS (CONTINUED)
    The Company, at its option, may redeem in the aggregate up to 35% of the original principal amount, subject to certain provisions, at any time and from time to time prior to August 15, 2000, at a redemption price equal to 110.500% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date, with the Net Proceeds, as defined, from one or more Qualified Equity Offerings, as defined, of the Company or Letitia Corporation to the extent such proceeds are contributed to the Company as common equity.

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

ANNUAL MATURITIES

    Aggregate maturities of long-term obligations are as follows:

FISCAL
----------------------------------------------------------------------------------
2000..............................................................................  $    4,139
2001..............................................................................       2,106
2002..............................................................................       1,411
2003..............................................................................       1,097
2004..............................................................................         896
Thereafter........................................................................     166,194
                                                                                    ----------
                                                                                    $  175,843
                                                                                    ----------
                                                                                    ----------

MORTGAGE NOTES PAYABLE

    The mortgage notes generally are due June 2004, September 2009, July 2011 and January 2016, and bear interest between 2% and 9.75% (weighted average interest rate of 7.7% at April 24, 1999). The notes are collateralized by land and buildings with a net book value of approximately $10,066 as of April 24, 1999. Certain of these mortgages were issued through the Pennsylvania Economic Development Financing Authority ("PEDFA") and the Pennsylvania Industrial Development Authority in conjunction with the construction of a facility for a subsidiary of the Company in 1995. The subsidiary may prepay the mortgage before maturity, subject to a prepayment premium ranging from 101% to 105% of the principal amount thereof.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--LONG-TERM OBLIGATIONS (CONTINUED)
    As of April 24, 1999, the Company was not in compliance of certain financial covenants contained in the Loan Agreement with PEDFA governing a $3,360 mortgage with a subsidiary of the Company. The Company has received a waiver with respect to such non-compliance. The waiver does not extend to any future periods, however, the Company believes it will be able to obtain additional waivers and intends to negotiate an amendment.

REDEEMABLE PUT WARRANTS

    In connection with the sale of the 1996 Senior Subordinated Notes, the Company issued to such noteholders warrants to purchase and aggregate of 142.86 shares of the Company's Common Stock subject to a dilution adjustment, as defined, which represented 12.5% of the fully diluted common stock, at an exercise price of $0.01 per share. On August 8, 1998 the Company purchased 71.43 shares representing 6.25% of then outstanding Common Stock on a fully diluted basis for $2,500. The remaining warrants expire on May 9, 2004. In the event the Company does not consummate an initial public offering of its common stock prior to May 1, 2000, the holders of the warrants may "put" the warrants to the Company at amounts which are the greater of the then appraised value or by formula as defined in the agreement. Included in interest expense is $310, $2,290 and $387 in fiscal 1999, 1998 and 1997, respectively, reflecting changes in the value of the warrants. It is reasonably possible that the value of the warrants will differ significantly from the carrying amount and additional adjustments may be recorded.

NOTE G--ACCRUED LIABILITIES AND OTHER LIABILITIES

    Accrued liabilities consisted of the following:

                                                                          APRIL 24,  APRIL 25,
                                                                            1999       1998
                                                                          ---------  ---------
Employee compensation, including long term compensation (see note J)....  $  10,798  $  10,451
Product warranty costs..................................................      2,662      3,877
Deferred maintenance revenue............................................      3,352      3,612
Commissions.............................................................      2,014      2,442
Other...................................................................      5,573      6,550
                                                                          ---------  ---------
    Total...............................................................  $  24,399  $  26,932
                                                                          ---------  ---------
                                                                          ---------  ---------

    Other liabilities consisted of the following:

                                                                           APRIL 24,  APRIL 25,
                                                                             1999       1998
                                                                           ---------  ---------
Environmental cleanup and related litigation costs (note O)..............  $   4,893  $   5,103
Other....................................................................      5,384      4,605
                                                                           ---------  ---------
    Total................................................................     10,277      9,708
    Less current portion included in accrued liabilities.................       (629)    (2,757)
                                                                           ---------  ---------
                                                                           $   9,648  $   6,951
                                                                           ---------  ---------
                                                                           ---------  ---------

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

    Redeemable Preferred Stock consisted of the following:

                                                                                       SHARES ISSUED AND ISSUABLE
                                                                           --------------------------------------------------
                                                                               PAR        SHARES      APRIL 24,    APRIL 25,
                                                                              VALUE     AUTHORIZED      1999         1998
                                                                              -----     -----------  -----------  -----------
Series A Exchange Redeemable Preferred Stock.............................   $       1      110,000       38,146       33,802

    Changes in Redeemable Preferred Stock (issued and issuable) were as follows:

                                                                        SERIES A   SERIES B   SERIES C     TOTAL
                                                                        ---------  ---------  ---------  ----------
Balance at April 26, 1997.............................................  $      --  $   4,750  $   6,724  $   11,474
Issued................................................................     29,392         --         --      29,392
Preferred stock dividends.............................................        795         --        147         942
Accretion of redeemable preferred stock...............................        270         --         --         270
Shares redeemed.......................................................     (4,750)    (6,871)   (11,621)
                                                                        ---------  ---------  ---------  ----------
Balance at April 25, 1998.............................................     30,457         --         --      30,457
Preferred stock dividends.............................................      4,329         --         --       4,329
Accretion of redeemable preferred stock...............................        443         --         --         443
                                                                        ---------  ---------  ---------  ----------
Balance at April 24, 1999.............................................  $  35,229  $      --  $      --  $   35,229
                                                                        ---------  ---------  ---------  ----------
                                                                        ---------  ---------  ---------  ----------

DIVIDENDS AND REDEMPTIONS

    Dividends on Series A Exchange Redeemable Preferred Stock are cumulative and accrue at a rate of 12 1/2% per annum on the liquidation preference of $1,000 per share and are paid semiannually on February 15 and August 15. Dividends are payable in cash or additional shares at the Company's option, on any dividend payment date, occurring on or prior to August 15, 2002, except to the extent restricted by other agreements of the Company. If any dividend payable on any dividend payment date subsequent to August 15, 2000 is not paid in full in cash, the per annum dividend rate will be increased by 0.50% from such dividend payment date, and following two such non-cash payments, the per annum dividend rate will be increased by 1.00% for each additional semiannual period in which such non-cash payment occurs, up to a maximum of 2.0%. After the date on which such dividend default is cured, the dividend rate will revert to the original rate. After August 15, 2002, dividends must be paid in cash. Holders of Series A Exchange Redeemable Preferred Stock have preference as to payments of dividends over holders of common stock. In fiscal 1998, with respect to the Series A Exchange Redeemable Preferred Stock, the Company paid a cash dividend of $2,142.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--REDEEMABLE PREFERRED STOCK (CONTINUED)
REDEMPTION PROVISIONS

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

VOTING RIGHTS

    The holders of Series A Exchange Redeemable Preferred Stock have no voting rights except as provided by law or if: the Company after August 15, 2002 is in arrears in the payment of dividends in an amount equal to or exceeding two quarterly dividend payments; the Company fails to redeem the Series A Exchange Redeemable Preferred Stock on or before August 15, 2007 or fails to discharge any redemption obligation; the Company fails to make an offer to redeem the Series A Exchange Redeemable Preferred Stock in the event of a change of control or fails to purchase shares pursuant to a change of control offer; or the Company is in default of any covenants as defined in the Exchange Description or fails to pay the stated maturity of any indebtedness in excess of $3,000. In each event, the holders of the Series A Exchange Redeemable Preferred Stock have the right to elect directors to the board of the Company.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--BENEFIT PLANS

DEFINED BENEFIT PLANS

    The Company and its subsidiaries have a frozen defined benefit pension plan (a U.S. Pension Plan). Pension costs are determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Service cost is determined using the projected unit credit actuarial cost method. It is the Company's policy to make annual contributions to the plan in amounts at least equal to the amounts required by law.

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                              YEARS ENDED
                                                                          --------------------
                                                                          APRIL 24,  APRIL 25,
                                                                            1999       1998
                                                                          ---------  ---------
Vested and accumulated benefit obligation at the beginning of the year..................................................................  $  17,715  $  16,378
Interest cost...........................................................      1,417      1,369
Actuarial gain..........................................................      1,981      1,351
Benefits paid...........................................................     (1,826)    (1,383)
                                                                          ---------  ---------
                                                                             19,287     17,715
                                                                          ---------  ---------

    The change in the plan assets is summarized as follows:

Fair value of plan assets at the beginning of the year....     20,585     17,505
Actual return on plan assets..............................        819      4,463
Benefits paid.............................................     (1,826)    (1,383)
                                                            ---------  ---------
                                                               19,578     20,585
                                                            ---------  ---------
Funded status.............................................        291      2,870
Unrecognized net actuarial loss (gain)....................      2,314       (612)
                                                            ---------  ---------
Prepaid benefit cost......................................  $   2,605  $   2,258
                                                            ---------  ---------
                                                            ---------  ---------

    Weighted-average assumptions:

Discount rate.............................................        7.5%       8.0%
Expected rate of return...................................        9.0%       9.0%

    The components of net periodic benefit cost is summarized as follows:

                                                                              YEARS ENDED
                                                                 -------------------------------------
                                                                  APRIL 24,    APRIL 25,    APRIL 26,
                                                                    1999         1998         1997
                                                                 -----------  -----------  -----------
Interest cost..................................................   $   1,417    $   1,369    $   1,351
Expected return on plan assets.................................      (1,764)      (1,508)      (1,452)
                                                                 -----------  -----------  -----------
Net periodic benefit cost......................................   $    (347)   $    (139)   $    (101)
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--BENEFIT PLANS (CONTINUED)
    No compensation increases have been assumed due to the plan being frozen. The plan assets as of April 24, 1999 and April 25, 1998 consisted primarily of equity securities, pooled real estate funds, guaranteed interest contracts, fixed income securities and cash equivalents.

    In fiscal 1999, the Company elected to adopt a revised discount rate in the current year to more accurately reflect market conditions.

    In fiscal 1998, the Company acquired a subsidiary that had a defined benefit pension plan (a non-U.S. Pension Plan) which is covered by a group insurance policy. The plan covers 22 employees. The benefits are based upon the number of years of service and the employees' past compensation.

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                                                     YEARS ENDED
                                                                                               ------------------------
                                                                                                APRIL 24,    APRIL 25,
                                                                                                  1999         1998
                                                                                               -----------  -----------
Vested and accumulated benefit obligation at the beginning of the year.......................   $     846    $     662
Service cost.................................................................................          78           70
Interest cost................................................................................          55           50
Actuarial gain...............................................................................          (9)         (42)
Exchange rate adjustment.....................................................................        (107)         106
                                                                                                    -----        -----
                                                                                                      863          846
                                                                                                    -----        -----

    The change in the plan assets is summarized as follows:

Fair value of plan assets at the beginning of the year.....................         331          175
Premiums paid..............................................................         133          113
Interest income............................................................           4            8
Exchange rate adjustment...................................................         (58)          35
                                                                                  -----        -----
                                                                                    410          331
                                                                                  -----        -----
Funded status..............................................................   $    (453)   $    (515)
                                                                                  -----        -----

Weighted-average assumptions:

Discount rate..............................................................         7.0%         7.0%
Annual compensation increase...............................................         4.0%         4.0%
Social security contribution ceiling.......................................   $      55    $      62
Annual pension increase....................................................         4.0%         3.0%

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--BENEFIT PLANS (CONTINUED)
    The components of net periodic benefit cost is summarized as follows:

                                                                                                     YEARS ENDED
                                                                                               ------------------------
                                                                                                APRIL 24,    APRIL 25,
                                                                                                  1999         1998
                                                                                               -----------  -----------
Service cost.................................................................................   $      78    $      70
Interest cost................................................................................          55           50
Amortization of transition asset.............................................................          10           10
                                                                                                    -----        -----
Net periodic benefit cost....................................................................   $     143    $     130
                                                                                                    -----        -----
                                                                                                    -----        -----

MULTI-EMPLOYER PLAN

    Certain foreign employees participate in a multiemployer pension plan. Foreign pension expense totaled $199, $176 and $199 in fiscal 1999, 1998 and 1997, respectively.

DEFINED CONTRIBUTION PLANS

    The Company has 401(k) savings plans (the "Plans") covering substantially all U.S. employees. Contributions to the Plans were $2,225, $2,055 and $1,230 in fiscal 1999, 1998 and 1997, respectively. The Company provides certain other retirement benefits, which are not material, to some former officers and former key management employees which have been provided for in the consolidated financial statements.

LONG-TERM COMPENSATION PLANS

    The Company maintains a Valuation Creation Plan which provides long-term compensation for key individuals. Upon joining the VCP, benefits vest at twenty percent a year and participants can "cash out", as defined, up to fifty percent of their vested value anytime with the remainder paid at retirement or termination. All payments under the VCP are subject to the availability of general funds of the Company. The VCP is a nonqualified and non-funded plan. The Company has accrued $2,716 and $2,750 as of fiscal 1999 and 1998, respectively and administrative and selling expenses includes $326, $1,699 and $698 for fiscal 1999, 1998 and 1997, respectively related to VCP. In the event of the sale or certain other changes in ownership of a subsidiary or division, impacted key individuals would become 100% vested. Benefits, if any, would be calculated up to that date based upon fair values as established by the transaction. Such benefits would be charged to operations immediately and may be greater than that which would have been calculated under the original terms of the VCP.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES

    The foreign and domestic components of income (loss) from continuing operations before income taxes, discontinued operation and extraordinary item were as follows:

                                                                                    APRIL 24,   APRIL 25,   APRIL 26,
                                                                                      1999         1998       1997
                                                                                   -----------  ----------  ---------
Domestic.........................................................................   $    (729)  $  (19,613) $  (5,456)
Foreign..........................................................................       2,934        4,077      2,436
                                                                                   -----------  ----------  ---------
Total............................................................................   $   2,205   $  (15,536) $  (3,020)
                                                                                   -----------  ----------  ---------
                                                                                   -----------  ----------  ---------

    The components of income taxes expense (credit) are:

                                                                                    APRIL 24,  APRIL 25,   APRIL 26,
                                                                                      1999       1998        1997
                                                                                    ---------  ---------  -----------
Continuing operations:
  Current:
    Federal.......................................................................  $  (5,572) $  (2,333)  $    (355)
    State.........................................................................        270        228         335
    Foreign.......................................................................        987        692       1,269
                                                                                    ---------  ---------  -----------
                                                                                       (4,315)    (1,413)      1,249
                                                                                    ---------  ---------  -----------
  Deferred (net of impact of valuation allowance):
    Federal.......................................................................      1,712        161        (592)
    Foreign.......................................................................        491        642        (551)
                                                                                    ---------  ---------  -----------
                                                                                        2,203        803      (1,143)
                                                                                    ---------  ---------  -----------
  Total continuing operations.....................................................     (2,112)      (610)        106
                                                                                    ---------  ---------  -----------
Discontinued operations:
  Current:
    Federal.......................................................................      6,517      6,674         533
    State.........................................................................      1,389      1,172          91
                                                                                    ---------  ---------  -----------
  Total discontinued operations:..................................................      7,906      7,846         624
                                                                                    ---------  ---------  -----------
Extraordinary item:
  Current:
    Federal.......................................................................         --     (4,409)       (159)
    State.........................................................................         --       (778)         --
                                                                                    ---------  ---------  -----------
  Total extraordinary item:.......................................................         --     (5,187)       (159)
                                                                                    ---------  ---------  -----------
  Total discontinued operations and extraordinary item:...........................      7,906      2,659         465
                                                                                    ---------  ---------  -----------
Income taxes......................................................................  $   5,794  $   2,049   $     571
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES (CONTINUED)
    Total income taxes (benefit) from continuing operations differed from "expected" income tax expense, computed by applying the U.S. Federal statutory tax rate of 35 percent to income before income tax, as follows:

                                                                                    APRIL 24,  APRIL 25,  APRIL 26,
                                                                                      1999       1998       1997
                                                                                    ---------  ---------  ---------
Federal statutory rate applied to income before income taxes, discontinued
  operations and extraordinary item...............................................  $     772  $  (5,460) $  (1,044)
State and local taxes, net of Federal tax benefit.................................         84        163        264
Effect of foreign operations......................................................        451        170     (1,684)
Nondeductible costs in excess of net assets acquired..............................        475        355        234
Change in valuation reserve.......................................................     (3,800)       777      3,093
Nondeductible purchased research and development cost.............................         --      2,835         --
(Benefit) provision for Internal Revenue Service ("IRS") examination..............       (225)       246       (696)
Other items.......................................................................        131        304        (61)
                                                                                    ---------  ---------  ---------
Income tax (benefit) expense--continuing operations...............................  $  (2,112) $    (610) $     106
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES (CONTINUED)
    A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The temporary differences which gave rise to the following deferred income tax assets and liabilities are:

                                                                                               APRIL 24,  APRIL 25,
                                                                                                 1999       1998
                                                                                               ---------  ---------
Deferred income tax assets:
  Accounts receivable........................................................................  $     600  $   1,079
  Inventory..................................................................................      2,274      2,767
  Accrued liabilities........................................................................      4,798      5,040
  Net operating losses.......................................................................         --      2,507
  Tax credits................................................................................        264      2,185
  Assets held for sale.......................................................................        157        580
  Accrued interest...........................................................................         --         --
  Other......................................................................................        584        420
                                                                                               ---------  ---------
    Total gross deferred income tax assets...................................................      8,677     14,578
  Valuation allowance........................................................................     (6,563)   (10,363)
                                                                                               ---------  ---------
    Total net deferred income tax assets.....................................................      2,114      4,215
Deferred income tax liabilities:
  Depreciation...............................................................................     (3,913)    (3,129)
  Cost in excess of net assets acquired......................................................     (2,316)      (698)
  Reserve for IRS examination................................................................     (2,098)    (3,739)
  Foreign items..............................................................................     (1,650)    (1,732)
  Other......................................................................................       (545)    (1,122)
                                                                                               ---------  ---------
    Total gross deferred income tax liabilities..............................................    (10,522)   (10,420)
                                                                                               ---------  ---------
    Net deferred income tax liability........................................................  $  (8,408) $  (6,205)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    These deferred income tax assets and liabilities are presented as follows in the consolidated balance sheets:

                                                                                                APRIL 24,    APRIL 25,
                                                                                                  1999         1998
                                                                                               -----------  -----------
Current deferred tax liability...............................................................   $   1,570    $   1,641
Noncurrent deferred tax liability............................................................       6,838        4,564
                                                                                               -----------  -----------
                                                                                                $   8,408    $   6,205
                                                                                               -----------  -----------
                                                                                               -----------  -----------

    A valuation allowance against the recoverability of deferred tax assets has been established because more likely than not the Company will not be able to utilize certain credits in future years. The Company has offset certain deferred tax liabilities, with deferred tax assets which are expected to generate offsetting deductions within the same periods.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--INCOME TAXES (CONTINUED)
    A summary of the activity in the allowance for deferred tax assets is as follows:

                                                                                               YEARS ENDED
                                                                                    ---------------------------------
                                                                                    APRIL 24,  APRIL 25,   APRIL 26
                                                                                      1999       1998        1997
                                                                                    ---------  ---------  -----------
Balance at beginning of period....................................................  $  10,363  $   9,586   $   6,493
Net change........................................................................     (3,800)       777       3,093
                                                                                    ---------  ---------  -----------
Balance at end of period..........................................................  $   6,563  $  10,363   $   9,586
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

    During fiscal 1998, the Company filed a ten-year carryback claim for part of its net operating losses which is currently under review by the IRS. No amounts have been recorded for this claim as of April 24, 1999. The Company has been audited by the IRS through the 1995 tax year and maintains reserves for subsequent IRS examinations.

    Resulting primarily from the gain on the sale of the Natvar division in fiscal 1999, the Company utilized all of its available net operating loss carryforwards. The Company also utilized all foreign tax credits. As a result, the tax benefit from continuing operations for fiscal 1999 reflects a tax benefit of $3,800 related to the reduction of the valuation allowance.

NOTE L--OTHER, NET

    Other, net includes the following:

                                                                                                YEARS ENDED
                                                                                    -----------------------------------
                                                                                    APRIL 24,   APRIL 25,    APRIL 26,
                                                                                      1999        1998         1997
                                                                                    ---------  -----------  -----------
Writedown of notes receivable.....................................................  $     250          --           --
Net loss (gain) on disposition of miscellaneous assets............................        507        (710)        (230)
Facilities (income) expense, net (note E).........................................       (219)       (390)         319
Recoveries of aborted acquisition, offering costs and related litigation, net
  (note O)........................................................................     (1,809)      1,442        2,145
Patent defense costs and related litigation, net of recoveries....................         35          --           --
Equity in earnings of joint venture...............................................       (188)        109           --
                                                                                    ---------       -----   -----------
    Total.........................................................................  $  (1,424)  $     451    $   2,234
                                                                                    ---------       -----   -----------
                                                                                    ---------       -----   -----------

NOTE M--RELATED-PARTY TRANSACTIONS

MANAGEMENT FEES

    Management fees were incurred with respect to services rendered in connection with financing, merger and acquisitions and various operational and strategic matters. Management fees were $750, $769 and $781 for fiscal 1999, 1998 and 1997, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE N--LEASES

CAPITAL AND OPERATING LEASES

    The Company conducts a portion of its operations in facilities under capital and operating leases and also has capital and operating leases covering certain machinery and equipment. Certain of the leases contain renewal and purchase options. Rental expense charged to operations in fiscal 1999, 1998 and 1997, was approximately $1,900, $1,963, and $1,411 respectively.

    Property under capital leases consisted of the following:

                                                                           APRIL 24,   APRIL 25,
                                                                             1999        1998
                                                                           ---------  -----------
Land, buildings and improvements.........................................  $   9,650   $   9,650
Machinery and equipment..................................................      5,790       2,282
Less accumulated amortization............................................     (4,296)     (3,149)
                                                                           ---------  -----------
      Total..............................................................  $  11,144   $   8,783
                                                                           ---------  -----------
                                                                           ---------  -----------

    At April 24, 1999, the minimum rental commitments for noncancelable leases that have initial or remaining terms of more than one year are as follows:

                                                                           CAPITAL    OPERATING
                                                                           LEASES      LEASES
                                                                          ---------  -----------
2000....................................................................  $   3,451   $   1,538
2001....................................................................      2,875       1,213
2002....................................................................      2,030         897
2003....................................................................      1,603         627
2004....................................................................      1,370         428
Thereafter through 2014.................................................     12,850          13
                                                                          ---------  -----------
Minimum commitments.....................................................     24,179   $   4,716
                                                                          ---------  -----------
                                                                          ---------  -----------
Less amount representing interest.......................................    (11,915)
                                                                          ---------
                                                                          ---------
Capital lease obligations (included in long-term obligations) (note
  F)....................................................................  $  12,264
                                                                          ---------
                                                                          ---------

NOTE O--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS

    The Company is obligated to clean up two sites relating to former manufacturing facilities and has accrued the estimated costs of remediation (see note G). Estimated costs are determined by external and internal environmental remediation experts. The estimated costs of remediation of one site is based on its estimated present value. The discount rate used was 6%. The gross undiscounted amount differs from the estimated present value by approximately $279 as of April 24, 1999. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued. The Company believes that it can continue to meet these environmental standards without material adverse effect on its financial condition. In the fourth quarter of fiscal 1998 the estimated completion of the clean-up relating to two sites was revised from 10

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE O--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS (CONTINUED) years to 20 years. The effect of this change in connection with a change of other estimates resulted in a charge to earnings of $2,747 in fiscal 1998. The expected future payments for the environmental liabilities is $682 in fiscal 2000, $316 in fiscal 2001, $320 in fiscal 2002, $324 in fiscal 2003 and $3,252 thereafter.

    During fiscal 1997, the Company recorded operating cash proceeds of $1,100, respectively, from insurance recoveries related to environmental litigation, remediation and consequential damages. Such amounts were recorded as Reimbursed Environmental and Litigation Costs, net of actual legal costs, estimated settlement costs, and changes in cost remediation estimates. These settlements relate to recoveries of environmental and legal costs incurred primarily in fiscal 1995 and prior.

    During fiscal 1999, the Company signed an agreement with the owner of a property adjacent to one remediation sites. The settlement terms principally include a mutual release of claims for past costs and an undertaking by the Company to perform certain future remediation work on the site, for which the Company will pay up to the first $500 in costs and two thirds of any cost over this threshold. At April 24, 1999, the Company has accrued the estimated remediation cost with respect to this matter (see note G). There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued.

    In February 1997, the Company commenced litigation seeking damages for breaches in connection with an aborted acquisition. In April 1999, the Company reached a settlement and recorded cash proceeds of $3,500.

    In March 1998, Robicon initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of the Company's patents relating to Robicon Corporation's Perfect Harmony line of products. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania where it will be considered for consolidation with the action by Robicon against Toshiba. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the dismissed claims citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5,000. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba in Pennsylvania.

    In March 1998, the Company was dismissed without prejudice as a defendant in an action commenced in November 1996 against the Company and six others by Chicago-Dubuque Foundry Corporation, and its property insurer. In May 1998, the remaining claims against the Company by intervenor plaintiffs were also dismissed without prejudice. During fiscal 1999, a plaintiff named the Company as a Third-Party Defendant, claiming indemnity under the terms of its purchase orders and under a "failure to warn" claim. Most,

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE O--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS (CONTINUED) if not all, other defendants have now also filed cross-claims against the Company for contribution or indemnity. The Company has moved for summary judgement on the basis that since the connectors involved were not manufactured by the Company, it can have no liability. Plaintiffs have filed a motion which alleges fraud and conspiracy against the existing defendants, asserting in substance that all defendants knew connectors could cause fires, but failed to warn or inform the ultimate users. In light of the preliminary stage of the proceedings, the Company is unable to assess the likelihood of liability arising from this action, if any, the amount of any damages that may be assessed against the Company, and the extent to which any assessed liability will be covered by the Company's insurance.

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

NOTE P--SUBSEQUENT EVENTS

    On July 2, 1999, Physical Electronics, Inc. ("PHI"), a wholly owned subsidiary of the Company, acquired all the outstanding shares of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and the shareholders of CE&A. Under the Agreement, the current shareholders of CE&A received in exchange for their stock an aggregate of $35,000 in cash reduced by the payment of all CE&A debt. In addition, the shareholders of CE&A are entitled to an amount equal to the additional state and federal income taxes payable due as a result of the election by PHI and the shareholders of CE&A to have the purchase and sale of the purchased shares treated as an asset sale under state and federal tax codes, plus an amount equal to the state and federal income and franchise taxes payable as a result of the payment.

NOTE Q--FOREIGN SALES

    International sales represented 41%, 38% and 30% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. These sales represented the combined total of export sales made by United States operations and all sales made by foreign operations.

    Export sales made by United States operations were less than 24% of the Company's net sales for fiscal 1999, 23% for fiscal 1998 and 15% for fiscal 1997.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE Q--FOREIGN SALES (CONTINUED)
    The following table summarizes the Company's sales and selected operating data in different geographic areas:

                                                                                       ADJUSTMENTS
                                                                  UNITED                   AND
                                                                  STATES     EUROPE    ELIMINATIONS  CONSOLIDATED
                                                                ----------  ---------  ------------  ------------
FISCAL 1997
Sales to unaffiliated customers...............................  $  121,582  $  24,038                 $  145,620
Transfers between geographic locations........................       1,660         76   $   (1,736)           --
                                                                ----------  ---------  ------------  ------------
Net sales.....................................................     123,242     24,114       (1,736)      145,620
Income from operations........................................       5,806      1,668                      7,474
Identifiable assets...........................................      94,293     19,294                    113,587

FISCAL 1998
Sales to unaffiliated customers...............................  $  184,639  $  33,268                 $  217,907
Transfers between geographic locations........................       5,318        193   $   (5,511)           --
                                                                ----------  ---------  ------------  ------------
Net sales.....................................................     189,957     33,461       (5,511)      217,907
Income from operations........................................      (1,340)     2,955                      1,615
Identifiable assets...........................................     207,142     26,128                    233,270

FISCAL 1999
Sales to unaffiliated customers...............................  $  208,115  $  39,939                 $  248,054
Transfers between geographic locations........................       9,336        151   $   (9,487)           --
                                                                ----------  ---------  ------------  ------------
Net sales.....................................................     217,451     40,090       (9,487)      248,054
Income from operations........................................      16,051      4,111                     20,162
Identifiable assets...........................................     225,138     25,097                    250,235

    Identifiable assets by geographic area are those assets used in the Company's operations in each area.

    Net assets for European operations amounted to approximately $42,714 as of April 24, 1999. Included in net assets of European operations were intercompany receivables from affiliated companies amounting to approximately $19,794 as of April 24, 1999.

    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of the Company and its subsidiaries.

NOTE R--SEGMENT DATA

    The Company operates in five industry segments. The Company's reportable segments are individual business units that offer different products and services. Each business unit has its own management team and manufacturing facilities and maintains its own independent market identity. The Company evaluates

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE R--SEGMENT DATA (CONTINUED)
performance based on operating earnings of the respective business units. Information concerning operations in these businesses is as follows:

                                                               OPERATING                DEPRECIATION
                                                     NET        INCOME     IDENTIFIABLE     AND         CAPITAL
                                                    SALES       (LOSS)       ASSETS     AMORTIZATION  EXPENDITURES
                                                  ----------  -----------  -----------  ------------  ------------
YEAR END APRIL 26, 1997
High power conversion products..................  $   83,096   $   5,292    $  41,849    $      591    $       --
High performance modular power connectors.......      21,554       1,907       15,049           833         1,794
Customized monitoring instrumentation...........      32,482       2,676       20,457         1,662         1,261
Corporate and other.............................       8,488      (2,401)      36,232           239         1,308
                                                  ----------  -----------  -----------  ------------  ------------
Consolidated....................................  $  145,620   $   7,474    $ 113,587    $    3,325    $    4,363
                                                  ----------  -----------  -----------  ------------  ------------
                                                  ----------  -----------  -----------  ------------  ------------
YEAR END APRIL 25, 1998
High power conversion products..................  $   94,192   $   7,560    $  38,693    $      543    $      519
Advanced surface analysis instruments...........      50,531      (2,851)      71,946         3,061         2,256
High performance modular power connectors.......      25,249       5,254       17,046         1,088         1,368
Customized monitoring instrumentation...........      37,958       1,082       49,080         1,789           932
Corporate and other.............................       9,977      (9,430)      56,505           583           351
                                                  ----------  -----------  -----------  ------------  ------------
Consolidated....................................  $  217,907   $   1,615    $ 233,270    $    7,064    $    5,426
                                                  ----------  -----------  -----------  ------------  ------------
                                                  ----------  -----------  -----------  ------------  ------------
YEAR END APRIL 24, 1999
High power conversion products..................  $   84,299   $   3,739    $  52,712    $    1,484    $    4,280
Advanced surface analysis instruments...........      65,965       4,386       73,422         4,133         4,789
High performance modular power connectors.......      27,371       6,200       18,424         1,272         1,920
Customized monitoring instrumentation...........      60,931       6,248       47,125         2,813         1,231
Corporate and other.............................       9,488        (411)      58,552           645           264
                                                  ----------  -----------  -----------  ------------  ------------
Consolidated....................................  $  248,054   $  20,162    $ 250,235    $   10,347    $   12,484
                                                  ----------  -----------  -----------  ------------  ------------
                                                  ----------  -----------  -----------  ------------  ------------

                                   SIGNATURES

    The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HIGH VOLTAGE ENGINEERING CORPORATION

                                By:          /s/ RUSSELL L. SHADE, JR.
                                     -----------------------------------------
                                               Russell L. Shade, Jr.
                                              CHIEF EXECUTIVE OFFICER
                                                 AND VICE PRESIDENT

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

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ LAURENCE S. LEVY
------------------------------  Chairman of the Board,         July 9, 1999
       Laurence S. Levy           Vice President

      /s/ CLIFFORD PRESS
------------------------------  Deputy Chairman of the         July 9, 1999
        Clifford Press            Board, President

       /s/ EDWARD LEVY
------------------------------  Director                       July 9, 1999
         Edward Levy

    /s/ H. CABOT LODGE III
------------------------------  Director                       July 9, 1999
      H. Cabot Lodge III

  /s/ RUSSELL L. SHADE, JR.
------------------------------  Chief Executive Officer,       July 9, 1999
    Russell L. Shade, Jr.         Vice President

                                Vice President and Chief
  /s/ JOSEPH W. MCHUGH, JR.       Financial Officer
------------------------------    (principal financial and     July 9, 1999
    Joseph W. McHugh, Jr.         accounting officer)