Form 10-Q
period 1999-07-31
HIGH VOLTAGE ENGINEERING CORP
filed 1999-09-14
CIK 47395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended July 31, 1999

                                       or

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

                  Yes   X                   No

Number of Common Shares outstanding at September 14, 1999: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

         Consolidated Balance Sheets at July 31, 1999 (Unaudited) and
         April 24, 1999 (Audited).........................................................................      3

         Consolidated Statements of Operations for the Three Months ended
         July 31, 1999 (Unaudited) and July 25, 1998 (Unaudited)..........................................      4

         Consolidated Statements of Stockholders' Deficiency for the Three
         Months ended July 31, 1999 (Unaudited) and for the Years ended April
         24, 1999 (Audited) and April 25, 1998 (Audited)..................................................      5

         Consolidated Statements of Cash Flows for the Three Months ended
         July 31,1999 (Unaudited) and July 25, 1998 (Unaudited)............................................      6

         Notes to Consolidated Financial Statements (Unaudited)...........................................      8

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     11

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     14


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     15

     ITEM 2. - CHANGES IN SECURITIES......................................................................     15

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     15

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     15

     ITEM 5. - OTHER INFORMATION..........................................................................     16

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     16

SIGNATURES................................................................................................     17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                          JULY 31,        APRIL 24,
                                                            1999            1999
                                                         -----------     -----------
                                                         (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................      $   6,710       $  31,459
  Restricted cash...................................          2,449           1,281
  Accounts receivable, net..........................         49,845          58,057
  Refundable income taxes...........................             --             479
  Inventories.......................................         42,741          39,340
  Prepaid expenses and other current assets.........          3,343           1,939
                                                          ----------      ----------
    Total current assets............................        105,088         132,555

PROPERTY, PLANT AND EQUIPMENT, Net..................         69,755          53,481
INVESTMENT IN JOINT VENTURE.........................          2,091           1,805
ASSETS HELD FOR SALE................................          3,715           3,759
OTHER ASSETS, Net...................................         30,025          16,494
RESTRICTED CASH.....................................             --          16,376
COST IN EXCESS OF NET ASSETS ACQUIRED...............         36,743          25,765
                                                          ----------      ----------
                                                          $ 247,417       $ 250,235
                                                          ----------      ----------
                                                          ----------      ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..      $   4,047       $   4,139
  Foreign credit line...............................             44              44
  Accounts payable..................................         18,215          22,010
  Accrued interest..................................          7,147           3,071
  Accrued liabilities...............................         20,938          24,399
  Advance payments by customers.....................          6,620           6,119
  Federal, foreign and state income taxes payable...          1,753           3,904
  Deferred income taxes.............................          1,713           1,570
                                                          ----------      ----------
    Total current liabilities.......................         60,477          65,256

REDEEMABLE PUT WARRANTS.............................          2,900           2,900
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......        171,214         171,704
DEFERRED INCOME TAXES...............................         13,800           6,838
OTHER LIABILITIES...................................         10,970           9,648
REDEEMABLE PREFERRED STOCK..........................         36,658          35,229
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock.....................................               1               1
  Paid-in-capital...................................         19,527          19,527
  Accumulated deficit...............................        (69,585)        (62,342)
  Common stock warrants.............................          2,200           2,200
  Cumulative foreign currency translation adjustment           (745)           (726)
                                                          ----------      ----------
    Total stockholders' deficiency..................        (48,602)        (41,340)
                                                          ----------      ----------
                                                          $ 247,417       $ 250,235
                                                          ----------      ----------
                                                          ----------      ----------



            See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED
                                                   --------------------------
                                                    JULY  31,      JULY 25,
                                                      1999           1998
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)
Net sales......................................     $ 54,807       $ 57,279
Cost of sales..................................       36,116         37,534
                                                    ---------      ---------
  Gross profit.................................       18,691         19,745

Administrative and selling expenses............       12,187         12,559
Research and development expenses..............        4,896          4,850
Write off of purchased in-process research
  and development..............................        1,650             --
Restructuring charge...........................          900            280
Reimbursed environmental and litigation
  costs, net...................................            2              5
Other..........................................          (65)           (41)
                                                    ---------      ---------
  (Loss) income from operations................         (879)         2,092

Interest expense...............................        4,912          4,683
Interest income................................          358            329
                                                    ---------      ---------
    Loss from continuing operations before
      income taxes, discontinued operations....       (5,433)        (2,262)
Income taxes...................................          381            124
                                                    ---------      ---------
    Loss from continuing operations before
      discontinued operations..................       (5,814)        (2,386)

Discontinued operations:
    Income from discontinued operations, net
      of income taxes..........................           --            211
                                                    ---------      ---------
NET LOSS.......................................       (5,814)        (2,175)
Preferred dividends............................       (1,311)        (1,029)
Accretion of redeemable preferred stock........         (118)           (88)
                                                    ---------      ---------
Net loss applicable to common stockholders.....     $ (7,243)      $ (3,292)
                                                    ---------      ---------
                                                    ---------      ---------
Net loss per common share:
    Continuing operations......................  $ (6,687.90)    $(3,234.53)
    Income from discontinued operations........           --         194.83
    Net loss applicable to common stockholders.  $ (6,687.90)    $(3,039.70)
                                                 ------------    -----------
                                                 ------------    -----------

Weighted average common stock outstanding             1,083          1,083
                                                 ------------    -----------
                                                 ------------    -----------




            See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)


                                                                                    CUMULATIVE
                                                                                     FOREIGN
                                                                       COMMON        CURRENCY
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       TRANSLATION
                                 STOCK      CAPITAL       DEFICIT      WARRANTS      ADJUSTMENT        TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 26, 1997
  (Audited).................     $   1     $ 17,326     $  (54,104)    $     --     $        41     $ (36,736)
Net loss....................                               (12,744)                                   (12,744)
Preferred stock dividends...                                (3,085)                                    (3,085)
Accretion of redeemable
  preferred stock...........                                  (270)                                      (270)
Distribution to fund Letitia
  common stock repurchase...                                (2,400)                                    (2,400)
Change in foreign currency
  translation...............                                                               (383)         (383)
Common stock warrants.......                                              2,200                         2,200
Proceeds from issuance of
  common stock..............                  2,201                                                     2,201
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 25, 1998
  (Audited).................         1       19,527        (72,603)       2,200            (342)      (51,217)
Net income..................                                15,033                                     15,033
Preferred stock dividends...                                (4,329)                                    (4,329)
Accretion of redeemable
  preferred stock...........                                  (443)                                      (443)
Change in foreign currency
  translation...............                                                               (384)         (384)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................         1       19,527        (62,342)       2,200            (726)      (41,340)
Net loss....................                                (5,814)                                    (5,814)
Preferred stock dividends...                                (1,311)                                    (1,311)
Accretion of redeemable
  preferred stock...........                                  (118)                                      (118)
Change in foreign currency
  translation...............                                                                (19)          (19)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, July 31, 1999
  (Unaudited)...............     $   1     $ 19,527     $  (69,585)    $  2,200     $      (745)    $ (48,602)
                                 ------    ---------    -----------    ---------    ------------    ----------
                                 ------    ---------    -----------    ---------    ------------    ----------




            See accompanying notes to consolidated financial statements.

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                 ---------------------------
                                                                   JULY 31,        JULY 25,
                                                                    1999             1998
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................       $ (5,814)       $ (2,175)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization.........................          3,115           2,253
     Write-off of other assets and purchased research and
       development.........................................          1,650              --
     Non-cash interest.....................................            307             275
     Deferred income taxes.................................             77            (195)
     Undistributed earnings of affiliate...................             22             (36)
     Loss (gain) on sale of assets.........................              4             (42)
     Change in assets and liabilities net of effects of
       business acquisition and divestitures:
       Accounts receivable, net............................         11,068           7,865
       Refundable income taxes.............................            479              19
       Inventories.........................................         (2,981)         (4,549)
       Prepaid expenses and other current assets...........           (978)           (384)
       Other assets........................................           (188)             --
       Accounts payable, accrued interest and accrued
         liabilities.......................................         (8,045)         (1,337)
       Advance payments by customers.......................            501              22
       Federal, foreign and state income taxes payable.....         (2,151)          1,712
                                                                  ---------       ---------
       Net cash (used in) provided by continuing operations         (2,934)          3,428
       Net cash used in discontinued operations............             --            (160)
                                                                  ---------       ---------
       Net cash (used in) provided by operating activities.         (2,934)          3,268

Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
     operations............................................         (2,757)         (1,681)
   Additions to property, plant and equipment, discontinued
     operations............................................             --             (62)
   Acquisition of Charles Evans & Associates, net of
     cash acquired.........................................        (34,377)             --
   Other...................................................             11              57
                                                                  ---------       ---------
       Net cash used in investing activities ..............        (37,123)         (1,686)
                                                                  ---------       ---------
Cash flows from financing activities:
   Net payments on foreign credit line.....................             --            (550)
   Net decrease (increase) in restricted cash..............         15,208            (131)
   Principal payments on long-term obligations.............           (653)           (386)
   Cash overdraft, continuing operations...................            771             920
   Cash overdraft, discontinued operations.................             --            (164)
                                                                  ---------       ---------
     Net cash provided by (used in) financing activities...         15,326            (311)
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............            (18)             98
                                                                  ---------       ---------
     Net (decrease) increase in cash and cash equivalents..        (24,749)          1,369
   Cash and cash equivalents, beginning of the period......         31,459          16,518
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $  6,710        $ 17,887
                                                                  ---------       ---------
                                                                  ---------       ---------

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                 ---------------------------
                                                                   JULY 31,        JULY 25,
                                                                    1999             1998
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................       $    527        $    475
   Income taxes............................................          2,534             599
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $  1,311        $  1,029
   Leased asset additions..................................             55             430




            See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of High Voltage Engineering Corporation and Subsidiaries (the "Company") include accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are of a normal and recurring nature, necessary to fairly present the financial position for the interim periods presented.

    The Company operates on a 52 or 53 week fiscal year. The three months ended July 31, 1999 and July 25, 1998 include the results of operations of the Company for 14 week and 13 week periods, respectively.

     The condensed consolidated financial statements do not contain all disclosures included in financial statements normally prepared in accordance with generally accepted accounting principles pursuant to SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 24, 1999, as filed with the SEC on July 9, 1999, and are not necessarily indicative of the results that may be expected for the year ending April 29, 2000.

NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:


                                                JULY 31,       APRIL 24,
                                                 1999            1999
                                               ---------     -----------
                                              (Unaudited)      (Audited)

Raw materials...........................       $ 21,333      $   20,240
Work-in-process.........................         19,203          15,885
Finished goods..........................          2,205           3,215
                                               ---------     -----------
   Total................................       $ 42,741      $   39,340
                                               ---------     -----------
                                               ---------     -----------

NOTE 3 - ACQUISITION, DIVESTITURE AND OTHER TRANSACTIONS

    On July 2, 1999, Physical Electronics, Inc. ("PHI"), a wholly owned subsidiary of the Company, acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and the shareholders of CE&A. Under the Agreement, the current shareholders of CE&A received in exchange for their stock an aggregate consideration of $35,000 in cash reduced by the amount of all debt of CE&A outstanding at the closing. In addition, the shareholders of CE&A are entitled to an amount equal to the additional state and federal income taxes payable as a result of the election by PHI and the shareholders of CE&A to have the purchase and sale of the purchased shares treated as an asset sale under state and federal tax codes, plus an amount equal to the state and federal income and franchise taxes payable as a result of the payment.

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of the acquisition. The excess of the purchase prices over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which will be amortized on a straight-line basis over 20 years.

The net purchase price was allocated as follows:


                                                            CE&A
                                                          ---------
Working capital, other than cash acquired.......          $  1,209
Property, plant and equipment...................            15,871
Other assets (includes purchased in-process
   research and development)....................            15,724
Cost in excess of assets acquired...............            11,525
Other liabilities...............................            (9,952)
                                                          ---------
Purchase price, net of cash received............          $ 34,377
                                                          ---------
                                                          ---------

    The operating results of the acquired business has been included in the Company's consolidated statement of operations from the date of acquisition. The following pro forma financial information illustrates the effects of the acquisition of CE&A after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of the periods presented, consolidated net sales would have been $57,371 and $62,723, for the first quarter of fiscal years ended April 29, 2000 and April 24, 1999, respectively. Consolidated pro forma loss from continuing operations before discontinued operations would have been $5,060 and $2,301, for the first quarter of fiscal years ended April 29, 2000 and April 24, 1999, respectively. Consolidated pro forma net loss applicable to common stockholders would have been $6,489 and $3,207, for the first quarter of fiscal years ended April 29, 2000 and April 24, 1999, respectively. Consolidated pro forma net loss from continuing operations per common share applicable to common shareholders would have been $5,991.69 and $3,156.05 for the first quarter of fiscal years ended April 29, 2000 and April 24, 1999, respectively. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

DIVESTITURE

    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar operating unit. The price for Natvar was $26,000, paid in cash. Of the aggregate $26,000 received by the Company in connection with the sale, $1,250 was placed into escrow for periods up to one year to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments. Revenues applicable to discontinued operations were approximately $3,894 for the first quarter of fiscal 1999.


NOTE 4 - CONTINGENCIES

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

    In March 1998, the Company was dismissed without prejudice as a defendant in an action commenced in November 1996 against the Company and six others by Chicago-Dubuque Foundry Corporation, and its property insurer. In May 1998, the remaining claims against the Company by intervenor plaintiffs were also dismissed without prejudice. During fiscal 1999, a plaintiff named the Company as a Third-Party Defendant, claiming indemnity under the terms of its purchase orders and under a "failure to warn" claim. Most, if not all, other defendants have now also filed cross-claims against the Company for contribution or indemnity. The Company moved for summary judgement on the basis that since the connectors involved were not manufactured by the Company, it can have no liability. In August 1999, the motion for summary judgement was sustained and all claims against the Company were dismissed.

    In March 1998, the Company's Robicon subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and

Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the dismissed claims citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba in Pennsylvania.

    Certain other claims, suits and complaints have been filed or are pending against the Company. In the opinion of the Company, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the consolidated financial position or the results of operations of the Company if resolved unfavorably to the Company. If estimates change, there is no assurances these items will not require additional accruals by the Company.

NOTE 5 - SEGMENT DATA

    The Company operates in five industry segments. The Company's reportable segments are individual business units that offer different products and services. Each business unit has its own management team and manufacturing facilities and maintains its own independent market identity. The Company evaluates performance based on operating earnings of the respective business units. Information concerning operations in these businesses is as follows:



                                                   OPERATING                    DEPRECIATION
                                          NET        INCOME      IDENTIFIABLE       AND           CAPITAL
                                         SALES       (LOSS)         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ---------     ------------   ------------    ------------
THREE MONTHS ENDED JULY 25, 1998
High power conversion
  products......................       $ 20,033    $   (137)     $    39,766    $       156     $       190
Advanced surface analysis
  instruments...................         11,308        (949)          69,102            994             919
High performance modular
  power connectors..............          6,574       1,541           17,341            338             327
Customized monitoring
  instrumentation...............         16,794       1,988           50,842            629             538
Corporate and other.............          2,570        (351)          52,252            136             137
                                       ---------   ---------     ------------   ------------    ------------
  Consolidated (Unaudited)......       $ 57,279    $  2,092      $   229,303    $     2,253     $     2,111
                                       ---------   ---------     ------------   ------------    ------------
                                       ---------   ---------     ------------   ------------    ------------
THREE MONTHS ENDED JULY 31, 1999
High power conversion
  products.......................      $ 17,219    $ (2,138)     $    48,778    $       464     $        44
Advanced surface analysis
  instruments....................        11,142      (2,124)         114,598          1,402           2,480
High performance modular
  power connectors...............         7,950       1,497           18,251            452             234
Customized monitoring
  instrumentation................        16,198       1,966           46,957            640              38
Corporate and other..............         2,298         (80)          18,833            157              16
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $ 54,807    $   (879)     $   247,417    $     3,115     $     2,812
                                       ---------   ----------    ------------   ------------    ------------
                                       ---------   ----------    ------------   ------------    ------------

NOTE 6 - COMPREHENSIVE INCOME

     In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. For the three months ended July 31, 1999 and July 25, 1998, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

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


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to acquisitions. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission, and specifically the most recent Annual Report on Form 10-K and the "Risk Factors" section, in the Company's most recent Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make. The following discussion should be read in conjunction with the the consolidated financial statements and notes thereto contained elsewhere herein.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances. As used in this filing, the terms "fiscal 2000" and "fiscal 1999" refer to the Company's fiscal years ended April 29, 2000 and April 24, 1999, respectively. The Company operates on a 52 or 53 week fiscal year. The three months ended July 31, 1999 and July 25, 1998 include the results of operations of the Company for 14 week and 13 week periods, respectively.

    As a result of the sale by the Company of substantially all of the assets of the Company's Natvar operating unit on April 23, 1999, the Company's consolidated results have been restated to reclassify the results of Natvar's operations as discontinued operations.

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

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A"). Under the Stock Purchase Agreement ("Agreement"), the shareholders of CE&A received in exchange for their stock an aggregate consideration of $35.0 million in cash reduced by the amount of all debt of CE&A outstanding at the closing. In addition, the shareholders of CE&A are entitled to an amount equal to the additional state and federal income taxes payable as a result of the election by PHI and the shareholders of CE&A to have the purchase and sale of the purchased shares treated as an asset sale under state and federal tax codes, plus an amount equal to the state and federal income and franchise taxes payable as a result of the payment.

SUMMARY

    Net sales for the first quarter of fiscal 2000 were $54.8 million, which was a $2.5 million or 4.5% decrease from the first quarter of fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales decreased $4.1 million, or 7.2%, during the first quarter of fiscal 2000. Net loss increased for the first quarter of fiscal 2000 to $5.8 million from $2.2 million in the first quarter of fiscal 1999. The loss increase was due primarily to: (i) lower sales volume, (ii) a restructuring charge at Robicon for a reduction in headcount, and (iii) a write off of purchased in-process research and development in connection with the CE&A acquisition.

SEGMENT ANALYSIS:

    The comments that follow compare revenues and operating profit by operating segment for the first quarters of fiscal 2000 and 1999.

    HIGH POWER CONVERSION PRODUCTS reported net sales of $17.2 million for the first quarter of fiscal 2000 which was a decrease of $2.8 million, or 14.0% from the first quarter of fiscal 1999. The reduction in net sales was a result of reduced shipments of medium voltage variable frequency drives into the international oil and gas market which continues to suffer from reduced capital spending due to low energy prices. Operating loss increased $2.0 to $2.1 million in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. This increase was primarily the result of lower gross profit due to the lower net sales, litigation costs of $0.3 million relating to a patent infringement case and the recording of a restructuring charge.

    During the first quarter of fiscal 2000, the Company took actions to reduce costs at Robicon to compensate for the slow down in some of its served markets mentioned above. These actions resulted in the Company recording a $0.9 million restructuring charge for severance relating to the reduction of headcount at Robicon.

    ADVANCED SURFACE ANALYSIS INSTRUMENTS reported net sales of $11.1 million for the first quarter of fiscal 2000 which was a slight decrease of $0.2 million from the first quarter of fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales decreased $1.8 million or 15.5% during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The decrease was the result of continued softness in the semiconductor market especially for the Company's Trift products as well as reduced ESCA product sales to industrial lab markets. Operating loss increased $1.2 million to $2.1 million in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The increased loss was the net result of a charge of $1.6 million to write off purchased in-process research and development expense, which had been valued in accordance with purchase accounting procedures as a result of the CE&A acquisition, operating income of $0.2 million from CE&A for the first quarter of fiscal 2000, and an increase of $0.2 million in operating income for the first quarter of fiscal 2000 versus fiscal 1999 for the ULVAC-PHI joint venture. The reduction in net sales was offset by higher gross profit margins due to a favorable product mix.

    HIGH PERFORMANCE MODULAR POWER CONNECTORS reported net sales of $8.0 million for the first quarter of fiscal 2000 which was an increase of $1.4 million, or 20.9% from the first quarter of fiscal 1999. Growth in the telecommunications networking equipment markets and certain industrial markets continued to fuel the growth in this segment. Operating income was unchanged at $1.5 million for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 due to the additional investment in infrastructure to support this segment's growth strategy.

    CUSTOMIZED MONITORING INSTRUMENTATION reported net sales of $16.2 million for the first quarter of fiscal 2000 which was a decrease of $0.6 million, or 3.5%, from the first of fiscal 1999. The reduction in this segment was due to the phase out of some older products being sold under the Stewart Warner brand and continued softness in the European agricultural market. Operating income decreased slightly to $2.0 million in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The gross profit decline of $0.6 million, due to higher warranty cost on some discontinued Stewart Warner products, were offset by expense savings due to the efficiencies obtained in combining the acquired Stewart Warner Instrument Company operations with those of the Company's existing Maxima subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales and proceeds from financing activities.

    The Company maintains a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is primarily maintained to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility expires in 2002. There were no borrowings outstanding under the Revolving Credit Facility as of July 31, 1999; however, there were $3.7 million in letters of credit commitments outstanding. Accordingly, credit availability under this facility was $21.3 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company.

    As of July 31, 1999, the Company had total indebtedness (including redeemable put warrants) of $178.2 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $37.3 million.

    The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Company's 10 1/2% Senior Notes due 2004, the Revolving Credit Facility in 2002, and $1.6 million of unsecured seller notes related to the acquisition of Maxima-Barcelona which are due on March 16, 2000. The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary.

    The Company's working capital was $44.6 million and $67.3 million at July 31, 1999 and April 24, 1999, respectively. The Company's results from continuing operations in the first quarter of fiscal 2000 used $2.9 million in cash, which is a decrease of $6.4 million compared to the first quarter of fiscal 1999. Net loss after adjustments to reconcile to cash from operating activities were $0.6 million, plus a net use of cash for working capital of $2.3 million.

    The Company invested $2.8 million in capital expenditures in the first quarter of fiscal 2000 primarily at PHI for the planned introduction of a new product line. The Company used $34.4 million for the purchase of Charles Evans & Associates on July 2, 1999, net of cash acquired.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe adoption will have a material impact on its financial statement disclosures.

YEAR 2000

    An issue affecting the Company is whether computer systems and applications will recognize and process the Year 2000 and beyond. The Company is in various stages of remediation and internal testing of the systems, the failure of which would have an impact on its business operations and product offerings.
In addition, the Company believes it has devoted sufficient resources to identify and monitor customers, suppliers and others whose failure to identify and remediate their internal systems or product offerings would adversely affect the operations of the Company. However, there can be no assurance that the customers, suppliers and others will timely resolve their own Year 2000 compliance issues.

    Costs related to the Year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been and is not anticipated to be material to its business, operations, financial condition, liquidity and capital resources. Those estimates do not include any allocation with respect to time devoted by regular employees of the Company to these efforts, since the Company does not separately track that time. There are uncertainties as to the future costs associated with the Year 2000 date change which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's customers and suppliers. Recognizing the many factors that are outside its control, the Company cannot state that it will be unaffected by the Year 2000 issue.

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

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note 4 to the Company's notes to the consolidated financial statements included under Item 1 provided elsewhere herein and in Item 1 of Part II of this report.

INTEREST RATE RISK

    The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the Revolving Credit Facility. The interest rates on the Company's other long-term debt are fixed and the majority of this debt matures in the Company's fiscal year ended April 24, 2004. The Company has not engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. Assuming a maximum drawdown of the Revolving Credit Facility, a 100 basis point increase in interest rates would have approximately a $200,000 negative impact on the earnings of the Company.

FOREIGN CURRENCY RISK

    The Company manufactures products in the U.S., The Netherlands, Spain, Ireland and Mexico and sells products worldwide. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign currencies could adversely affect the Company's future operating results. Additionally, currency fluctuations could improve the competitive position of the Company's foreign competition if the value of the U.S. dollar rises in relation to the local currencies of such competition. The Company sometimes enters into forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. All forward exchange contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in operating results. Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in current income.

                                     PART II

                                OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

    In March 1998, the Company was dismissed without prejudice as a defendant in an action commenced in November 1996 against the Company and six others by Chicago-Dubuque Foundry Corporation, and its property insurer. In May 1998, the remaining claims against the Company by intervenor plaintiffs were also dismissed without prejudice. During fiscal 1999, a plaintiff named the Company as a Third-Party Defendant, claiming indemnity under the terms of its purchase orders and under a "failure to warn" claim. Most, if not all, other defendants have now also filed cross-claims against the Company for contribution or indemnity. The Company moved for summary judgement on the basis that since the connectors involved were not manufactured by the Company, it can have no liability. In August 1999, the motion for summary judgement was sustained and all claims against the Company were dismissed.

    In March 1998, Robicon initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the dismissed claims citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba in Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the dismissed claims citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba in Pennsylvania.

    Certain other claims, suits and complaints have been filed or are pending against the Company. In the opinion of the Company, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the consolidated financial position or the results of operations of the Company if resolved unfavorably to the Company. If estimates change, there is no assurances these items will not require additional accruals by the Company.

ITEM 2. - CHANGES IN SECURITIES

         None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. - OTHER INFORMATION

         None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27  Financial Data Schedule

(b) Reports on Form 8-K

(i) On May 7, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated May 7, 1999, in which the Company reported under Item 2 of Form 8-K the disposition of certain assets relating to its Natvar Company business division. This report also included the following financial statements under Item 7 thereof:

      High Voltage Engineering Corporation and Subsidiaries Unaudited Pro Forma Condensed Consolidated Balance Sheet as of January 23, 1999

      High Voltage Engineering Corporation and Subsidiaries Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Fiscal Year Ended April 25, 1998

      High Voltage Engineering Corporation and Subsidiaries Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended January 23, 1999

      The Company also filed as part of Item 7 an exhibit copy of the Asset Purchase Agreement, dated as of April 8, 1999, among the Company, Natvar Holdings, Inc. and Tekni-Plex, Inc.

(ii) On July 19, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated July 19, 1999, in which the Company reported under Item 2 of Form 8-K the acquisition of all of the outstanding capital stock of Charles Evans & Associates. The Company also filed as part of Item 7 of this report an exhibit copy of the Stock Purchase Agreement, dated as of June 2, 1999, among (i) Physical Electronics, Inc., (ii) Charles Evans & Associates, (iii) the Trustee of the Charles Evans & Associates Employee Stock Ownership Plan, and (iv) the stockholders of Charles Evans & Associates named on Schedule A thereto.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: September 14, 1999            By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer