Form 10-Q
period 1999-10-30
HIGH VOLTAGE ENGINEERING CORP
filed 1999-11-30
CIK 47395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 1999

                                       or

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

                  Yes                       No   X

Number of Common Shares outstanding at November 30, 1999: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

        Consolidated Balance Sheets at October 30, 1999 (Unaudited) and
        April 24, 1999 (Audited)..........................................................................      3

        Consolidated Statements of Operations for the Three and Six Months ended
        October 30, 1999 (Unaudited) and October 24, 1998 (Unaudited).....................................      4

        Consolidated Statements of Stockholders' Deficiency for the Six Months
        ended October 30, 1999 (Unaudited) and for the Years ended April
        24, 1999 (Audited) and April 25, 1998 (Audited)...................................................      6

        Consolidated Statements of Cash Flows for the Six Months ended
        October 30, 1999 (Unaudited) and October 24, 1998 (Unaudited).....................................      7

        Notes to Consolidated Financial Statements (Unaudited)............................................      9

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     12

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     16


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     17

     ITEM 2. - CHANGES IN SECURITIES......................................................................     18

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     18

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     18

     ITEM 5. - OTHER INFORMATION..........................................................................     18

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     18

SIGNATURES................................................................................................     19

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                         OCTOBER 30,      APRIL 24,
                                                            1999            1999

                                                         -----------     -----------
                                                         (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents.........................      $   2,895       $  31,459
  Restricted cash...................................          1,352           1,281
  Accounts receivable, net..........................         52,859          58,057
  Refundable income taxes...........................             --             479
  Inventories.......................................         41,505          39,340
  Prepaid expenses and other current assets.........          6,116           1,939
                                                          ----------      ----------
    Total current assets............................        104,727         132,555

PROPERTY, PLANT AND EQUIPMENT, Net..................         69,066          53,481
INVESTMENT IN JOINT VENTURE.........................          2,416           1,805
ASSETS HELD FOR SALE................................          3,662           3,759
OTHER ASSETS, Net...................................         29,916          16,494
RESTRICTED CASH.....................................             --          16,376
COST IN EXCESS OF NET ASSETS ACQUIRED...............         29,836          25,765
                                                          ----------      ----------
                                                          $ 239,623       $ 250,235
                                                          ----------      ----------
                                                          ----------      ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:

  Current maturities of long-term debt obligations..      $   3,916       $   4,139
  Foreign credit line...............................             43              44
  Accounts payable..................................         19,214          22,010
  Accrued interest..................................          3,456           3,071
  Accrued liabilities...............................         21,556          24,399
  Advance payments by customers.....................          5,205           6,119
  Federal, foreign and state income taxes payable...          2,097           3,904
  Deferred income taxes.............................          1,637           1,570
  Redeemable put warrants...........................          2,900              --
                                                          ----------      ----------
    Total current liabilities.......................         60,024          65,256

REDEEMABLE PUT WARRANTS.............................             --           2,900
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......        175,115         171,704
DEFERRED INCOME TAXES...............................          6,837           6,838
OTHER LIABILITIES...................................         10,964           9,648
REDEEMABLE PREFERRED STOCK..........................         38,086          35,229
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY

  Common stock.....................................               1               1
  Paid-in-capital...................................         19,527          19,527
  Accumulated deficit...............................        (72,411)        (62,342)
  Common stock warrants.............................          2,200           2,200
  Cumulative foreign currency translation adjustment           (720)           (726)
                                                          ----------      ----------
    Total stockholders' deficiency..................        (51,403)        (41,340)
                                                          ----------      ----------
                                                          $ 239,623       $ 250,235
                                                          ----------      ----------
                                                          ----------      ----------


            See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   OCTOBER 30,    OCTOBER 24,     OCTOBER 30,    OCTOBER 24,
                                                      1999           1998            1999           1998
                                                   -----------    -----------     -----------    -----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Net sales......................................    $   62,227     $   63,328      $  117,034     $  120,607
Cost of sales..................................        41,183         40,845          77,299         78,379
                                                   -----------    -----------     -----------    -----------
  Gross profit.................................        21,044         22,483          39,735         42,228

Administrative and selling expenses............        12,774         13,202          24,961         25,761
Research and development expenses..............         4,445          4,583           9,341          9,433
Write off of purchased in-process research
  and development..............................            --             --           1,650             --
Restructuring charge...........................            --            110             900            390
Reimbursed environmental and litigation
  costs, net...................................             3             13               5             18
Other..........................................           (85)          (917)           (150)          (958)
                                                   -----------    -----------     -----------    -----------
  Income from operations.......................         3,907          5,492           3,028          7,584

Interest expense...............................         5,369          4,890          10,281          9,762
Interest income................................            17            561             375          1,079
                                                   -----------    -----------     -----------    -----------
   (Loss) income from continuing operations
      before income taxes and discontinued
      operations...............................        (1,445)         1,163          (6,878)        (1,099)
Income taxes...................................           367             78             748            202
                                                   -----------    -----------     -----------    -----------
   (Loss) income from continuing operations

      before discontinued operations...........        (1,812)         1,085          (7,626)        (1,301)

Discontinued operations:
    Income from discontinued operations, net
      of income taxes..........................            --            283              --            494
    Gain on disposal of discontinued
      operations, net of income taxes..........           414             --             414             --
                                                   -----------    -----------     -----------    -----------
NET (LOSS) INCOME..............................        (1,398)         1,368          (7,212)          (807)
Preferred dividends............................        (1,319)        (1,061)         (2,630)        (2,090)
Accretion of redeemable preferred stock........          (109)          (102)           (227)          (190)
                                                   -----------    -----------     -----------    -----------
Net (loss) income applicable to common
      stockholders.. .........................     $   (2,826)    $      205      $  (10,069)    $   (3,087)
                                                   -----------    -----------     -----------    -----------
                                                   -----------    -----------     -----------    -----------
Net (loss) income per common share:
    Continuing operations......................    $(2,991.69)    $   (72.02)     $(9,679.59)    $(3,306.56)
    Income from discontinued operations........          --           261.31                         456.14
    Gain on disposal of discontinued
      operations...............................        382.27             --          382.27             --
    Net (loss) income applicable to common
      stockholders.............................    $(2,609.42)    $   189.29      $(9,297.32)    $(2,850.42)
                                                   ------------   -----------     -----------    -----------
                                                   ------------   -----------     -----------    -----------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   OCTOBER 30,    OCTOBER 24,     OCTOBER 30,    OCTOBER 24,
                                                      1999           1998            1999           1998
                                                  -----------    -----------     -----------    -----------
Net income (loss) per common share - assuming
  dilution:
    Continuing operations......................                  $   (63.06)
    Income from discontinued operations........                           -
    Gain on disposal of discontinued
      operations...............................                      228.78
    Net income (loss) applicable
      to common stockholders...................                  $   165.72
                                                                 -----------
                                                                 -----------

Weighted average common stock outstanding             1,083          1,083            1,083          1,083
Weighted average common stock and dilutive
      equivalents outstanding                                        1,237

                                                 ------------    -----------      -----------    -----------
                                                 ------------    -----------      -----------    -----------





            See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                             (DOLLARS IN THOUSANDS)

                                                                                     CUMULATIVE
                                                                                      FOREIGN
                                                                        COMMON        CURRENCY
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       TRANSLATION
                                 STOCK      CAPITAL       DEFICIT      WARRANTS      ADJUSTMENT        TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 26, 1997
  (Audited).................     $   1     $ 17,326     $  (54,104)    $     --     $        41     $ (36,736)
Net loss....................                               (12,744)                                   (12,744)
Preferred stock dividends...                                (3,085)                                    (3,085)
Accretion of redeemable
  preferred stock...........                                  (270)                                      (270)
Distribution to fund Letitia
  common stock repurchase...                                (2,400)                                    (2,400)
Change in foreign currency
  translation...............                                                               (383)         (383)
Common stock warrants.......                                              2,200                         2,200
Proceeds from issuance of
  common stock..............                  2,201                                                     2,201
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 25, 1998
  (Audited).................         1       19,527        (72,603)       2,200            (342)      (51,217)
Net income..................                                15,033                                     15,033
Preferred stock dividends...                                (4,329)                                    (4,329)
Accretion of redeemable
  preferred stock...........                                  (443)                                      (443)
Change in foreign currency
  translation...............                                                               (384)         (384)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................         1       19,527        (62,342)       2,200            (726)      (41,340)
Net loss....................                                (7,212)                                    (7,212)
Preferred stock dividends...                                (2,630)                                    (2,630)
Accretion of redeemable
  preferred stock...........                                  (227)                                      (227)
Change in foreign currency
  translation...............                                                                  6             6
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, October 30, 1999
  (Unaudited)...............     $   1     $ 19,527     $  (72,411)    $  2,200     $      (720)    $ (51,403)
                                 ------    ---------    -----------    ---------    ------------    ----------
                                 ------    ---------    -----------    ---------    ------------    ----------



            See accompanying notes to consolidated financial statements.

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 30,     OCTOBER 24,
                                                                    1999             1998
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................      $  (7,212)      $    (807)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Income from discontinued operations, net of income tax                           (494)
     Depreciation and amortization.........................          6,879           4,857
     Write-off of other assets and purchased research and
       development.........................................          1,650              --
     Non-cash interest.....................................            612             536
     Deferred income taxes.................................             --              55
     Undistributed earnings of affiliate...................           (133)            (89)
     Gain on sale of discontinued operations...............           (414)             --
     Loss (gain) on sale of assets.........................            169             (34)
     Change in assets and liabilities net of effects of
       business acquisition and divestitures:
       Accounts receivable, net............................          8,054           9,426
       Refundable income taxes.............................            479             (44)
       Inventories.........................................         (2,097)         (3,469)
       Prepaid expenses and other current assets...........         (3,751)           (125)
       Other assets........................................           (842)            (92)
       Accounts payable, accrued interest and accrued
         liabilities.......................................        (11,364)         (5,630)
       Advance payments by customers.......................           (914)         (1,130)
       Federal, foreign and state income taxes payable.....         (2,761)          1,388
                                                                 -----------     ----------
       Net cash (used in) provided by continuing operations        (11,645)          4,348
       Net cash provided by discontinued operations........             --             656
                                                                 ----------      ----------
       Net cash (used in) provided by operating activities.        (11,645)          5,004

Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
     operations............................................         (5,861)         (4,328)
   Additions to property, plant and equipment, discontinued
     operations............................................             --            (166)
   Acquisition of Charles Evans & Associates, net of
     cash acquired.........................................        (34,377)             --
   Proceeds from the sale of discontinued operations,
     net of expenses.......................................            690              --
   Proceeds from the sale of assets and other,
     net of expenses.......................................          1,584              48
   Other                                                                --              25
                                                                 ----------      ----------
       Net cash used in investing activities ..............        (37,964)         (4,421)
                                                                 ----------      ----------
Cash flows from financing activities:
   Net payments on foreign credit line.....................             --          (1,836)
   Net decrease (increase) in restricted cash..............         16,305          11,735
   Net borrowing (payments) under senior credit agreement..          4,568              --
   Principal payments on long-term obligations.............         (1,292)           (856)
   Cash overdraft, continuing operations...................          1,464            (872)
   Cash overdraft, discontinued operations.................             --            (164)
                                                                 ----------      ----------
     Net cash provided by (used in) financing activities...         21,045           8,007
                                                                 ----------      ----------
Effect of foreign exchange rate changes on cash............             --             376
                                                                 ----------      ----------
     Net (decrease) increase in cash and cash equivalents..        (28,564)          8,966
   Cash and cash equivalents, beginning of the period......         31,459          16,518
                                                                 ----------      ----------
   Cash and cash equivalents, end of the period............      $   2,895       $  25,484
                                                                 ----------      ----------
                                                                 ----------      ----------


                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 30,     OCTOBER 24,
                                                                    1999             1998
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................      $   9,290       $   9,175
   Income taxes............................................          2,876           1,196
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................      $   2,630       $   2,090
   Leased asset additions..................................             90           3,252


            See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of High Voltage Engineering Corporation and Subsidiaries (the "Company") include accounts of High Voltage Engineering Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are of a normal and recurring nature, necessary to fairly present the financial position for the interim periods presented.

    The Company operates on a 52 or 53 week fiscal year. The six months ended October 30, 1999 and October 24, 1998 include the results of operations of the Company for 27 week and 26 week periods, respectively.

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

NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:

                                              OCTOBER 30,      APRIL 24,
                                                 1999            1999
                                              -----------    -----------
                                              (Unaudited)      (Audited)
Raw materials...........................      $  18,881      $   20,240
Work-in-process.........................         18,753          15,885
Finished goods..........................          3,871           3,215
                                               ---------     -----------
   Total................................      $  41,505      $   39,340
                                              ----------     -----------
                                              ----------     -----------


NOTE 3 - ACQUISITION, DIVESTITURE AND OTHER TRANSACTIONS

    On July 2, 1999, Physical Electronics, Inc. ("PHI"), a wholly owned subsidiary of the Company, acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and the shareholders of CE&A. Under the Agreement, the current shareholders of CE&A received in exchange for their stock an aggregate consideration of $35,000 in cash reduced by the amount of all debt of CE&A outstanding at the closing. In addition, the shareholders of CE&A will be paid an amount equal to the additional state and federal income taxes payable as a result of the election by PHI and the shareholders of CE&A to have the purchase and sale of the purchased shares treated as an asset sale under state and federal tax codes, plus an amount equal to the state and federal income and franchise taxes payable as a result of the payment.

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon management's preliminary estimate of the fair values at the date of the acquisition. The Company has charged historical earnings $1,650 for purchased research and development which had been revalued. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which will be amortized on a straight-line basis over 20 years.

The net purchase price was allocated as follows:


                                                            CE&A
                                                          ---------
Working capital, other than cash acquired.......          $    100
Property, plant and equipment...................            15,737
Other assets (includes purchased in-process
   research and development)....................            15,724
Cost in excess of assets acquired...............             5,806
Other liabilities...............................            (2,990)
                                                          ---------
Purchase price, net of cash received............          $ 34,377
                                                          ---------
                                                          ---------


    The operating results of the acquired business has been included in the Company's consolidated statement of operations from the date of acquisition. The following pro forma financial information illustrates the effects of the acquisition of CE&A after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of the periods presented, consolidated net sales would have been $119,598 and $132,329, for the six months ended October 30, 1999 and October 24, 1998, respectively. Consolidated pro forma loss from continuing operations before discontinued operations would have been $6,534 and $71 for the six months ended October 30, 1999 and October 24, 1998, respectively. Consolidated pro forma net loss applicable to common stockholders would have been $8,977 and $1,857, for the six months ended
October 30, 1999 and October 24, 1998, respectively. Consolidated pro forma net loss from continuing operations per common share applicable to common shareholders would have been $9,679.59 and $2,170.82 for the six months ended October 30, 1999 and October 24, 1998, respectively. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

DIVESTITURE

    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar operating unit. The price for Natvar was $26,000, paid in cash. Of the aggregate $26,000 received by the Company in connection with the sale, $1,250 was placed into escrow for periods up to one year to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments. Revenues applicable to discontinued operations were approximately $7,923 for the six months ended October 24, 1998.

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

    In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June
1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the dismissed claims citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. In light of the preliminary stage of the proceedings, Robicon is unable to assess the likelihood of liability, if any, arising from the action initiated by Toshiba in Pennsylvania.

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

                                                                                DEPRECIATION
                                          NET      OPERATING     IDENTIFIABLE       AND           CAPITAL
                                         SALES       INCOME         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ---------     ------------   ------------    ------------
SIX MONTHS ENDED OCTOBER 24, 1998
High power conversion
  products ......................      $ 42,098    $   1,907     $    39,986    $       516     $     3,497
Advanced surface analysis
  instruments ...................        28,024          594          71,159          2,029           2,366
High performance modular
  power connectors ..............        13,629        3,057          17,328            709             685
Customized monitoring
  instrumentation ...............        31,997        3,465          49,794          1,291             772
Corporate and other .............         4,859       (1,439)         47,090            312             260
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $120,607    $   7,584     $   225,357    $     4,857     $     7,580
                                       ---------   ----------    ------------   ------------    ------------
                                       ---------   ----------    ------------   ------------    ------------
SIX MONTHS ENDED OCTOBER 30, 1999

High power conversion
  products ......................      $ 36,768    $  (1,553)    $    48,606    $       931     $       242
Advanced surface analysis
  instruments and services.......        29,290       (1,796)        110,586          3,526           5,008
High performance modular
  power connectors ..............        15,133        2,930          15,848            867             478
Customized monitoring
  instrumentation ...............        30,899        3,131          47,757          1,252             191
Corporate and other .............         4,944          316          16,826            303              32
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $117,034    $   3,028     $   239,623    $     6,879     $     5,951
                                       ---------   ----------    ------------   ------------    ------------
                                       ---------   ----------    ------------   ------------    ------------


NOTE 6 - COMPREHENSIVE INCOME

     In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. For the six months ended October 30, 1999 and October 24, 1998, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to acquisitions. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission, and specifically the most recent Annual Report on Form 10-K and the "Risk Factors" section in the Company's most recent Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances. As used in this filing, the terms "fiscal 2000" and "fiscal 1999" refer to the Company's fiscal years ended April 29, 2000 and April 24, 1999, respectively. The Company operates on a 52 or 53 week fiscal year. The six months ended October 30, 1999 and October 24, 1998 include the results of operations of the Company for 27 week and 26 week periods, respectively.

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

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A"). Under the Stock Purchase Agreement ("Agreement"), the shareholders of CE&A received in exchange for their stock an aggregate consideration of $35.0 million in cash reduced by the amount of all debt of CE&A outstanding at the closing. In addition, the shareholders of CE&A will be paid an amount equal to the additional state and federal income taxes payable as a result of the election by PHI and the shareholders of CE&A to have the purchase and sale of the purchased shares treated as an asset sale under state and federal tax codes, plus an amount equal to the state and federal income and franchise taxes payable as a result of the payment.

ACQUISITION OF ANSALDO SISTEMI INDUSTRIALI

   On October 13, 1999, the Company entered into a definitive purchase agreement to acquire all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. ("ASI"), a wholly owned subsidiary of Finmeccanica S.p.A. The purchase of ASI is intended to significantly strengthen the Company's global position in high power conversion products. ASI, which is headquartered in Genova, Italy and has operations in Italy, France, Germany, UK, and the USA and joint ventures in Russia and India, had revenues over $200.0 million for their fiscal year ended December 31, 1998.

   Combining Ansaldo's strong presence in European and Asian markets with Robicon's strong presence in North and South America is intended to yield a stronger global presence for each company. In addition, management believes Ansaldo's expertise in the metals processing, pulp and paper, materials handling, marine and cable transport industries, will act as a strong complement to Robicon's traditional strengths in the water and wastewater, oil and gas, silicon and glass, cement and chemical industries. Furthermore, the complementary nature of Ansaldo and Robicon's respective geographic and industry strengths may provide significant cross selling opportunities to both enterprises.

CONSOLIDATED

    Net sales for the first half of fiscal 2000 were $117.0 million, which was a $3.6 million or 3.0% decrease from the first half of fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales decreased $10.8 million, or 8.9%, during the first half of fiscal 2000. Net loss increased for the first half of fiscal 2000 to $7.2 million from $0.8 million in the first half of fiscal 1999. The loss increase was due primarily to: (i) lower sales volume, (ii) a restructuring charge at Robicon for a reduction in headcount,
(iii) a write off of purchased in-process research and development in connection with the CE&A acquisition, and (iv) a decrease in interest income due to lower cash balances.

SEGMENT ANALYSIS:

THREE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THREE MONTHS ENDED

OCTOBER 24, 1998

    THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $19.5 million For the second quarter of fiscal 2000 which was a decrease of $2.5 million, or 11.4% from the second quarter of fiscal 1999. The reduction in net sales was a result of reduced shipments of low voltage drives, power control systems and medium voltage variable frequency drives. The low voltage decrease was a result of weakness in the municipal marketplace and Robicon's decision to focus on the more profitable higherhorse power drives markets. The power control systems decrease was a result of the cyclical nature of power control systems orders. The medium voltage decrease was a result of the continued softness in the international oil and gas markets due to low energy prices. Although oil and gas prices have shown some signs of recovery recently, Robicon is not expected to see the effect of this increase during this fiscal year. Operating income decreased $1.5 million to $0.6 million in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Operating income in the fiscal second quarter of fiscal 1999 included a litigation settlement of $0.8 million. Operating income in the second quarter of fiscal 2000 included $0.2 million expense relating to the Toshiba litigation. The remaining decrease was primarily the result of lower gross profit due to lower net sales which was offset by lower administrative and selling expenses due to actions taken in first quarter to reduce headcount.

    THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $18.1 million for the second quarter of fiscal 2000 which was an increase of $1.4 million, or 8.6% from the second quarter of fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales for PHI decreased $4.2 million or 25.0% during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. The decrease was the result of continued softness in the semiconductor market, especially for PHI's Trift products, as well as reduced ESCA product sales to the industrial lab markets. Operating income decreased $1.2 million to $0.3 million in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Excluding operating income from CE&A, operating income decreased $1.9 million during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. This decrease in operating income was the net result of lower gross profit due to lower net sales.

    THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $7.2 million for the second quarter of fiscal 2000 which was a slight increase of $0.1 million from the second quarter of fiscal 1999. Growth in the telecommunications networking equipment markets and certain industrial markets continued to fuel the growth for Anderson Instruments in this segment. Operating income decreased $0.1 million to $1.4 million for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 due to the additional investment in infrastructure to support this segment's planned growth strategy.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $14.7 million for the second quarter of fiscal 2000 which was a decrease of $0.5 million, or 3.3%, from the second quarter of fiscal 1999. The reduction in this segment was due to the phase out of some older products being sold under the Stewart Warner brand and continued softness in the European agricultural market. Operating income decreased slightly to $1.2 million in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. The gross profit decline of $0.7 million, due to higher warranty cost on some discontinued Stewart Warner brand products and a mix shift towards lower margin products, were partially offset by expense savings due to the efficiencies obtained in combining the acquired Stewart Warner Instrument Company operations with those of the Company's existing Maxima Technologies subsidiary.

SIX MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED

OCTOBER 24, 1998

   THE HIGH POWER CONVERSION PRODUCTS SEGEMNT reported net sales of $36.8 million for the first half of fiscal 2000 which was a decrease of $5.3 million, or 12.7% from the first half of fiscal 1999. The reduction in net sales was a result of reduced shipments of medium voltage variable frequency drives into the international oil and gas markets which continue to suffer from reduced capital spending due to low energy prices, combined with a slow down in demand for Robicon's low voltage drives due to the softness in the municipal market place, and the cyclical nature of power control systems orders. Operating loss increased $3.5 million to $1.6 million in the first half of fiscal 2000 as compared to the first half of fiscal 1999. This increase was primarily the result of lower gross profit due to the lower net sales, litigation costs of $0.5 million relating to a patent infringement case and the recording of a restructuring charge.

    During the first half of fiscal 2000, the Company took actions to reduce costs at Robicon to compensate for the slow down in some of its served markets mentioned above. These actions resulted in the Company recording a $0.9 million restructuring charge for severance relating to the reduction of headcount at Robicon.

    THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $29.3 million for the first half of fiscal 2000 which was a slight increase of $1.3 million from the first half of fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales decreased $5.9 million or 21.2% during the first half of fiscal 2000 as compared to the first half of fiscal 1999. The decrease was the result of continued softness in the semiconductor market, weaker sales of PHI's Trift products, as well as reduced ESCA product sales to industrial lab markets. Operating loss increased $2.4 million to $1.8 million in the first half of fiscal 2000 as compared to the first half of fiscal 1999. Excluding the operating loss of $0.7 million for CE&A, which included a charge of $1.7 million to write off purchased in-process research and development expense, which had been valued in accordance with purchase accounting procedures, operating income decreased $1.7 million. This decrease in operating income was the result of reduced gross profit due to lower net sales offset by a small reduction in administrative and selling expenses due to lower commissions relating to the lower net sales.

    THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $15.1 million for the first half of fiscal 2000 which was an increase of $1.5 million, or 10.9% from the first half of fiscal 1999. Growth in the telecommunications networking equipment markets and certain industrial markets continued to fuel the growth in this segment. Operating income was decreased $0.1 to $2.9 million for the first half of fiscal 2000 as compared to the first half of fiscal 1999 due to the additional investment in infrastructure to support this segment's growth strategy.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGEMENT reported net sales of $30.9 million for the first half of fiscal 2000 which was a decrease of $1.1 million, or 3.4%, from the first half of fiscal 1999. The reduction in this segment was due to the phase out of some older products being sold under the Stewart Warner brand and continued softness in the European agricultural market. Operating income decreased slightly to $3.1 million in the first half of fiscal 2000 as compared to the first half of fiscal 1999. The gross profit decline of $1.2 million, due to lower net sales, higher warranty cost on some discontinued Stewart Warner brand products and a shift towards lower margin products, were partially offset by expense savings due to the efficiencies obtained in combining the acquired Stewart Warner Instrument Company operations with those of the Company's existing Maxima Technologies subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales, as well as proceeds from financing activities.

    The Company maintains a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is primarily maintained to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. The Revolving Credit Facility expires in 2002. Borrowings outstanding under the Revolving Credit Facility as of October 30, 1999 were $4.6 million. There were $3.3 million in letters of credit commitments outstanding. Accordingly, credit availability under this facility was $17.1 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company.

    As of October 30, 1999, the Company had total indebtedness (including redeemable put warrants) of $182.0 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $39.6 million.

    The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Company's 10 1/2% Senior Notes due 2004, other than the Revolving Credit Facility in 2002, as well as $1.6 million of unsecured seller notes related to the acquisition of Maxima-Barcelona which are due on March 16, 2000 and $2.9 million of redeemable put warrants puttable May 1, 2000. The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary.

    The Company's working capital was $44.7 million and $67.3 million at October 30, 1999 and April 24, 1999, respectively. The Company's results from continuing operations in the first half of fiscal 2000 used $11.6 million in cash, compared to the $4.3 million provided by operation for the first half of fiscal 1999. Net loss after adjustments to reconcile to cash from operating activities provided cash of $1.6 million, plus a net use of cash for working capital of $12.5 million.

    The Company invested $5.9 million in capital expenditures in the first half of fiscal 2000 primarily at PHI for the planned introduction of a new product line. The Company used $34.4 million for the purchase of Charles Evans & Associates on July 2, 1999, net of cash acquired.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe adoption will have a material impact on its financial statement disclosures.

YEAR 2000

    An issue affecting the Company is whether computer systems and applications will recognize and process the Year 2000 and beyond. The Company is in final stages of remediation and internal testing of the systems, the failure of which would have an impact on its business operations and product offerings. In addition, the Company believes it has devoted sufficient resources to identify and monitor customers, suppliers and others whose failure to identify and remediate their internal systems or product offerings would adversely affect the operations of the Company. However, there can be no assurance that the customers, suppliers and others will timely resolve their own Year 2000 compliance issues.

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

INTEREST RATE RISK

    The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the Revolving Credit Facility. The interest rates on the Company's other long-term debt are fixed and the majority of this debt matures in the Company's fiscal year ended April 24, 2004. The Company has not engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. Assuming a maximum draw-down of the Revolving Credit Facility, a 100 basis point increase in interest rates would have approximately a $200,000 negative impact on the earnings of the Company.

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

      On September 17, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A, dated September 17, 1999, in which the Company reported under Item 2 of Form 8-K/A the acquisition of all of the outstanding capital stock of Charles Evans & Associates. The Company also filed as part of Item 7 of this report an exhibit copy of the Stock Purchase Agreement, dated as of June 2, 1999, among (i) Physical Electronics, Inc., (ii) Charles Evans & Associates, (iii) the Trustee of the Charles Evans & Associates Employee Stock Ownership Plan, and (iv) the stockholders of Charles Evans & Associates named on Schedule A thereto.

      On October 20, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated October 20, 1999, in which the Company reported under Item 5 of Form 8-K that it has entered into a definitive purchase agreement to acquire all the outstanding common stock of Ansaldo Sistemi Industialis, S.p.A. ("ASI"), a wholly owned subsidiary of Finmeccanica, S.p.A. In connection with the announcement, the Company issued a press Release which is attached to the Form 8-K as exhibit 2.1.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: November 30, 1999                By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.

                      Chief Financial Officer and Principal

                                        Accounting Officer