Form 10-Q
period 2000-01-29
HIGH VOLTAGE ENGINEERING CORP
filed 2000-03-14
CIK 47395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 29, 2000

                                       or

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

                  Yes                       No   X

Number of Common Shares outstanding at March 14, 2000: 1,082.7429 shares.

                                    CONTENTS


PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

        Consolidated Balance Sheets at January 29, 2000 (Unaudited) and
        April 24, 1999 (Audited)..........................................................................      3

        Consolidated Statements of Operations for the Three and Nine Months ended
        January 29, 2000 (Unaudited) and January 23, 1999 (Unaudited).....................................      4

        Consolidated Statements of Stockholders' Deficiency for the Nine Months
        ended January 29, 2000 (Unaudited) and for the Years ended April
        24, 1999 (Audited) and April 25, 1998 (Audited)...................................................      5

        Consolidated Statements of Cash Flows for the Nine Months ended
        January 29, 2000 (Unaudited) and January 23, 1999 (Unaudited).....................................      6

        Notes to Consolidated Financial Statements (Unaudited)............................................      8

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     12

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     18


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     19

     ITEM 2. - CHANGES IN SECURITIES......................................................................     20

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     20

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     20

     ITEM 5. - OTHER INFORMATION..........................................................................     20

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     20

SIGNATURES................................................................................................     22

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         January 29,      APRIL 24,
                                                            2000            1999
                                                         -----------     -----------
                                                         (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents.........................      $   8,984       $  31,459
  Restricted cash...................................          2,732           1,281
  Accounts receivable, net..........................         88,520          58,057
  Refundable income taxes...........................            917             479
  Inventories.......................................         64,554          39,340
  Prepaid expenses and other current assets.........          6,158           1,939
                                                          ----------      ----------
    Total current assets............................        171,865         132,555

PROPERTY, PLANT AND EQUIPMENT, Net..................         95,651          53,481
INVESTMENT IN JOINT VENTURE.........................          2,321           1,805
ASSETS HELD FOR SALE................................          3,609           3,759
OTHER ASSETS, Net...................................         54,429          16,494
RESTRICTED CASH.....................................             --          16,376
COST IN EXCESS OF NET ASSETS ACQUIRED...............         34,007          25,765
                                                          ----------      ----------
                                                          $ 361,882       $ 250,235
                                                          ----------      ----------
                                                          ----------      ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:

  Current maturities of long-term debt obligations..      $   3,737       $   4,139
  Foreign credit line...............................          1,278              44
  Accounts payable..................................         61,486          22,010
  Accrued interest..................................          7,510           3,071
  Accrued liabilities...............................         45,015          24,399
  Advance payments by customers.....................         16,805           6,119
  Federal, foreign and state income taxes payable...          4,405           3,904
  Deferred income taxes.............................            846           1,570
  Redeemable put warrants...........................          2,900              --
                                                          ----------      ----------
    Total current liabilities.......................        143,982          65,256

REDEEMABLE PUT WARRANTS.............................             --           2,900
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......        195,718         171,704
DEFERRED INCOME TAXES...............................          6,831           6,838
OTHER LIABILITIES...................................         37,813           9,648
REDEEMABLE PREFERRED STOCK..........................         39,496          35,229
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY

  Common stock.....................................               1               1
  Paid-in-capital...................................         19,527          19,527
  Accumulated deficit...............................        (82,713)        (62,342)
  Common stock warrants.............................          2,200           2,200
  Cumulative foreign currency translation adjustment           (973)           (726)
                                                          ----------      ----------
    Total stockholders' deficiency..................        (61,958)        (41,340)
                                                          ----------      ----------
                                                          $ 361,882       $ 250,235
                                                          ----------      ----------
                                                          ----------      ----------


            See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   JANUARY 29,    JANUARY 23,     JANUARY 29,    JANUARY 23,
                                                      2000           1999            2000           1999
                                                   -----------    -----------     -----------    -----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Net sales......................................    $   71,473     $   56,179      $  188,507     $  176,786
Cost of sales..................................        50,353         37,182         127,652        115,561
                                                   -----------    -----------     -----------    -----------
  Gross profit.................................        21,120         18,997          60,855         61,225

Administrative and selling expenses............        14,935         12,321          39,896         38,082
Research and development expenses..............         4,805          4,056          14,146         13,489
Write off of purchased in-process research
  and development..............................            --             --           1,650             --
Restructuring charge...........................           475             --           1,375            390
Reimbursed environmental and litigation
  costs, net...................................             7            274              12            292
Other..........................................         4,046            439           3,896           (519)
                                                   -----------    -----------     -----------    -----------
  (Loss) income from operations................        (3,148)         1,907            (120)         9,491

Interest expense...............................         5,435          4,885          15,716         14,647
Interest income................................             8            450             383          1,529
                                                   -----------    -----------     -----------    -----------
    Loss from continuing operations
      before income taxes(benefit)and
      discontinued operations..................        (8,575)        (2,528)        (15,453)        (3,627)
Income taxes(benefit) .........................           317             (5)          1,065            197
                                                   -----------    -----------     -----------    -----------
    Loss from continuing operations
      before discontinued operations...........        (8,892)        (2,523)        (16,518)        (3,824)

Discontinued operations:
    Income from discontinued operations, net
      of income taxes..........................            --            420              --            914
    Gain on disposal of discontinued
      operations, net of income taxes..........            --             --             414             --
                                                   -----------    -----------     -----------    -----------
NET LOSS.......................................        (8,892)        (2,103)        (16,104)        (2,910)
Preferred dividends............................        (1,300)        (1,092)         (3,930)        (3,182)
Accretion of redeemable preferred stock........          (110)           (96)           (337)          (286)
                                                   -----------    -----------     -----------    -----------
Net loss applicable to common stockholders.....    $  (10,302)    $   (3,291)     $  (20,371)    $   (6,378)
                                                   -----------    -----------     -----------    -----------
                                                   -----------    -----------     -----------    -----------
Net loss per common share:
    Continuing operations......................    $(9,512.47)    $(3,426.59)     $(19,192.06)    $(6,733.15)
    Income from discontinued operations........          --           387.81                          843.95
    Gain on disposal of discontinued
      operations...............................          --               --           382.27            --
    Net loss applicable to common
      stockholders.............................    $(9,512.47)    $(3,038.78)     $(18,809.79)    $(5,889.20)
                                                   ------------   -----------     ------------    -----------
                                                   ------------   -----------     ------------    -----------

Weighted average common stock outstanding......        1,083          1,083            1,083          1,083
                                                   ----------     ----------      -----------     ----------
                                                   ----------     ----------      -----------     ----------


            See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                                                                    CUMULATIVE
                                                                                      FOREIGN
                                                                        COMMON        CURRENCY
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       TRANSLATION
                                 STOCK      CAPITAL       DEFICIT      WARRANTS      ADJUSTMENT        TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 26, 1997
  (Audited).................     $   1     $ 17,326     $  (54,104)    $     --     $        41     $ (36,736)
Net loss....................                               (12,744)                                   (12,744)
Preferred stock dividends...                                (3,085)                                    (3,085)
Accretion of redeemable
  preferred stock...........                                  (270)                                      (270)
Distribution to fund Letitia
  common stock repurchase...                                (2,400)                                    (2,400)
Change in foreign currency
  translation...............                                                               (383)         (383)
Common stock warrants.......                                              2,200                         2,200
Proceeds from issuance of
  common stock..............                  2,201                                                     2,201
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 25, 1998
  (Audited).................         1       19,527        (72,603)       2,200            (342)      (51,217)
Net income..................                                15,033                                     15,033
Preferred stock dividends...                                (4,329)                                    (4,329)
Accretion of redeemable
  preferred stock...........                                  (443)                                      (443)
Change in foreign currency
  translation...............                                                               (384)         (384)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................         1       19,527        (62,342)       2,200            (726)      (41,340)
Net loss....................                               (16,104)                                   (16,104)
Preferred stock dividends...                                (3,930)                                    (3,930)
Accretion of redeemable
  preferred stock...........                                  (337)                                      (337)
Change in foreign currency
  translation...............                                                               (247)         (247)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, January 29, 2000
  (Unaudited)...............     $   1     $ 19,527     $  (82,713)    $  2,200     $      (973)    $ (61,958)
                                 ------    ---------    -----------    ---------    ------------    ----------
                                 ------    ---------    -----------    ---------    ------------    ----------


            See accompanying notes to consolidated financial statements.

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                 ---------------------------
                                                                 JANUARY 29,     JANUARY 23,
                                                                    2000             1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................      $ (16,104)      $  (2,910)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Income from discontinued operations, net of income tax             --            (914)
     Depreciation and amortization.........................         11,126           7,419
     Write-off of other assets and purchased research and
       development.........................................          1,650              --
     Non-cash interest.....................................            903             809
     Deferred income taxes.................................           (797)            (88)
     Undistributed earnings of affiliate...................           (231)           (102)
     Gain on sale of discontinued operations...............           (414)             --
     Loss (gain) on sale of assets.........................            174             (19)
     Change in assets and liabilities net of effects of
       business acquisition and divestitures:
       Accounts receivable, net............................          7,562           7,701
       Proceeds from of Account Receivable Sale............         13,736              --
       Refundable income taxes.............................           (438)             --
       Inventories.........................................          1,534          (5,794)
       Prepaid expenses and other current assets...........         (3,793)            286
       Other assets........................................         (1,028)           (884)
       Accounts payable, accrued interest and accrued
         liabilities.......................................         (7,751)         (1,684)
       Advance payments by customers.......................           (358)            193
       Federal, foreign and state income taxes payable.....           (453)          1,043
                                                                 -----------     ----------
       Net cash provided by continuing operations                    5,318           5,056
       Net cash provided by discontinued operations........             --           1,088
                                                                 ----------      ----------
       Net cash provided by operating activities...........          5,318           6,144

Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
     operations............................................         (7,231)         (6,370)
   Additions to property, plant and equipment,
     discontinued operations...............................             --            (444)
   Acquisition of Charles Evans & Associates, net of
     cash acquired.........................................        (36,977)             --
   Acquisition of Industrial Power Rectifiers product line,
     net of cash acquired..................................             --          (3,226)
   Acquisition of Ansaldo Sistemi Industriali, S.p.A.,
     net of cash acquired..................................        (28,084)             --
   Proceeds from the sale of discontinued operations,
     net of expenses.......................................            690              --
   Proceeds from the sale of assets and other,
     net of expenses, continuing operations................          1,591             181
   Proceeds from the sale of assets and other,
     net of expenses, discontinued operations..............             --             171
   Other...................................................             --              25
                                                                 ----------      ----------
       Net cash used in investing activities ..............        (70,011)         (9,663)
                                                                 ----------      ----------

                HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                 ---------------------------
                                                                 JANUARY 29,     JANUARY 23,
                                                                    2000             1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from financing activities:
   Net payments on foreign credit line.....................          1,286          (2,070)
   Net decrease (increase) in restricted cash..............         14,925          11,224
   Net borrowing (payments) under senior credit agreement..          5,589              --
   Net borrowing (payments) on long-term obligations.......         18,271          (1,386)
   Cash overdraft, continuing operations...................          1,613             (20)
   Cash overdraft, discontinued operations.................             --             (48)
                                                                  ----------      ----------
     Net cash provided by financing activities.............         41,684           7,700
                                                                 ----------      ----------
Effect of foreign exchange rate changes on cash............            534             199
                                                                 ----------      ----------
     Net (decrease) increase in cash and cash equivalents..        (22,475)          4,380
   Cash and cash equivalents, beginning of the period......         31,459          16,518
                                                                 ----------      ----------
   Cash and cash equivalents, end of the period............      $   8,984       $  20,898
                                                                 ----------      ----------
                                                                 ----------      ----------



Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................      $  10,346       $   9,699
   Income taxes............................................          3,119           1,854
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................      $   3,930       $   3,182
   Leased asset additions..................................            190           3,495
   Fixed assets transferred to inventory...................             --             102


            See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The consolidated financial statements of High Voltage Engineering Corporation and Subsidiaries (the "Company") include accounts of High Voltage Engineering Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are of a normal and recurring nature, necessary to fairly present the financial position for the interim periods presented.

    The Company operates on a 52 or 53 week fiscal year. The nine months ended January 29, 2000 and January 23, 1999 include the results of operations of the Company for 40 week and 39 week periods, respectively.

    The consolidated financial statements do not contain all disclosures included in financial statements normally prepared in accordance with generally accepted accounting principles pursuant to SEC rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 24, 1999, as filed with the SEC on July 9, 1999, and are not necessarily indicative of the results that may be expected for the year ending April 29, 2000.

NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:

                                              JANUARY 29,      APRIL 24,
                                                 2000            1999
                                              -----------    -----------
                                              (Unaudited)      (Audited)
Raw materials...........................      $  23,310      $   20,240
Work-in-process.........................         37,954          15,885
Finished goods..........................          3,290           3,215
                                               ---------     -----------
   Total................................      $  64,554      $   39,340
                                              ----------     -----------
                                              ----------     -----------



NOTE 3 - ACQUISITION, DIVESTITURE AND OTHER TRANSACTIONS

    On July 2, 1999, Physical Electronics, Inc. ("PHI"), a wholly owned subsidiary of the Company, acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and the shareholders of CE&A. Under the Agreement, the former shareholders of CE&A received in exchange for their stock an aggregate consideration of $37,600 in cash reduced by the amount of all debt of CE&A outstanding at the closing.

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based the fair values at the date of the acquisition. The Company has charged historical earnings $1,650 for purchased research and development which had been revalued. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which will be amortized on a straight-line basis over 20 years.

    On December 22, 1999, the Company acquired all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"), from Ansaldo Invest, S.p.A., an Italian corporation, which is the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $28,084 for cash and Italian bank financing. The acquisition became effective on January 18, 2000.

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon management's preliminary estimate of the fair value at the date of acquisition. Adjustments to the asset values, including inventories, fixed assets and liabilities in the final allocation may differ from these estimates, which could impact future earnings. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which will be amortized on a straight line basis over 20 years.

The net purchase prices have been allocated as follows:


                                                     CE&A         ASI        TOTAL
                                                   ---------   ---------   ---------
Working capital, other than cash acquired......    $    100    $ 15,315    $ 15,415
Property, plant and equipment...................     15,737      29,471      45,208
Other assets (includes purchased in-process
   research and development)....................     15,724      10,192      25,916
Cost in excess of assets acquired...............      8,406       2,113      10,519
Other liabilities................................    (2,990)    (29,007)    (31,997)
                                                   ---------   ---------   ---------
Purchase price, net of cash received...........   $  36,977    $ 28,084    $ 65,061
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------

    The operating results of CE&A has been included in the Company's Consolidated Statement of Operations from the date of acquisition. Pursuant to the Purchase Agreement, the operating results of ASI have been included in the Company's Consolidated Statement of Operations from January 1, 2000.

    The following pro forma financial information illustrates the effects of the acquisitions of CE&A and ASI after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $331,988 and $322,629, for the nine months ended January 29, 2000 and January 23, 1999, respectively. Consolidated pro forma loss from continuing operations before discontinued operations would have been $39,492 and $6,873 for the nine months ended January 29, 2000 and January 23, 1999, respectively. Consolidated pro forma net loss applicable to common stockholders would have been $43,345 and $9,427, for the nine months ended January 29, 2000 and January 23, 1999, respectively. Consolidated pro forma net loss from continuing operations per common share applicable to common shareholders would have been $40,405.36 and $9,548.48 for the nine months ended January 29, 2000 and January 23, 1999, respectively. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

DIVESTITURE

    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar operating unit. The price for Natvar was $26,000, paid in cash. Of the aggregate $26,000 received by the Company in connection with the sale, $1,250 was placed into escrow for periods up to one year to secure certain indemnification obligations of the Company and to satisfy possible purchase price adjustments. Revenues applicable to discontinued operations were approximately $11,692 for the nine months ended January 23, 1999.

SALE OF ACCOUNTS RECEIVABLE

    On December 29, 1999 the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, other domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and it domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company who, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22.5 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party who, in turn, purchases and receives ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivable to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, an allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. At January 29, 2000, $13.9 million was utilized under the Receivables Purchase Facility. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $0.2 million at January 29, 2000, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets.

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

    In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion.

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

                                                                                DEPRECIATION
                                          NET      OPERATING     IDENTIFIABLE       AND           CAPITAL
                                         SALES       INCOME         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ---------     ------------   ------------    ------------
NINE MONTHS ENDED JANUARY 23, 1999

High power conversion
  products ......................      $ 60,357    $   1,333     $    46,261    $       961     $     3,674
Advanced surface analysis
  instruments ...................        44,044        1,798          72,642          3,034           3,776
High performance modular
  power connectors ..............        20,147        4,253          17,738          1,039           1,162
Customized monitoring
  instrumentation ...............        45,033        4,440          48,717          1,903             993
Corporate and other .............         7,205       (2,333)         33,814            482             260
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $176,786    $   9,491     $   219,172    $     7,419     $     9,865
                                       ---------   ----------    ------------   ------------    ------------
                                       ---------   ----------    ------------   ------------    ------------

NINE MONTHS ENDED JANUARY 29, 2000

Restricted Subsidiary (Robicon)..      $ 54,032    $  (1,866)    $    49,360    $     1,445     $       695
Unrestricted Subsidiary (ASI)....        11,725       (1,284)        129,277            438              18
                                       ---------   ----------    ------------   ------------    ------------
High power Conversion products...        65,757       (3,150)        178,637          1,883             713

Advanced surface analysis
  instruments and services.......        50,505       (1,567)        116,109          5,828           5,740
High performance modular
  power connectors ..............        21,488        4,424          15,787          1,124             656
Customized monitoring
  instrumentation ...............        44,625        4,177          45,882          1,875             259
Corporate and other .............         6,132       (4,004)          5,467            416              53
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $188,507    $    (120)    $   361,882    $    11,126     $     7,421
                                       ---------   ----------    ------------   ------------    ------------
                                       ---------   ----------    ------------   ------------    ------------


NOTE 6 - COMPREHENSIVE INCOME

     In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. For the nine months ended January 29, 2000 and January 23, 1999, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

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

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances. As used in this filing, the terms "fiscal 2000" and "fiscal 1999" refer to the Company's fiscal years ended April 29, 2000 and April 24, 1999, respectively. The Company operates on a 52 or 53 week fiscal year. The nine months ended January 29, 2000 and January 23, 1999 include the results of operations of the Company for 40 week and 39 week periods, respectively.

    As a result of the sale by the Company of substantially all of the assets of the Company's Natvar operating unit on April 23, 1999, the Company's consolidated results have been restated to reclassify the results of Natvar's operations as discontinued operations.

    The Company conducts its business through six independent operating units, in five industry segments. Those segments are High power conversion products which include Robicon Corporation and subsidiaries ("Robicon"), Ansaldo Sistemi Industriali, S.p.A., ("ASI"), Advanced surface analysis instruments which include Physical Electronics, Inc. and subsidiaries ("PHI"), High performance modular power connectors which include Anderson Interconnect, Inc. and subsidiaries ("Anderson") Customized monitoring instrumentation, which include Maxima Technologies, Inc. and subsidiaries ("Maxima"), Corporate and other which includes High Voltage Engineering Europa, B.V. ("HVE Europa"), each of which has its own management team and manufacturing facilities and maintains its own independent market identity.

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

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A"). Under the Stock Purchase Agreement ("Agreement"), the former shareholders of CE&A received in exchange for their stock an aggregate consideration of $37.6 million in cash reduced by the amount of all debt of CE&A outstanding at the closing.

ACQUISITION OF ANSALDO SISTEMI INDUSTRIALI

   On December 22, 1999, the Company acquired all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"), from Ansaldo Invest, S.p.A., an Italian corporation, which is the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $28,084 in cash and Italian bank financing. The acquisition became effective on January 18, 2000.

   Integrating ASI's strong presence in the European and Asian markets with Robicon's strong presence in North and South America is intended to yield a stronger global presence for each company. In addition, management believes Ansaldo's expertise in the metals processing, pulp and paper, materials handling, marine and cable transport industries, will act as a strong complement to Robicon's traditional strengths in the water and wastewater, oil and gas, silicon and glass, cement and chemical industries. Furthermore, the complementary nature of Ansaldo and Robicon's respective geographic and industry strengths may provide significant cross selling opportunities to both enterprises.

CONSOLIDATED

    Net sales for the nine months ended January 29, 2000 were $188.5 million, which was a $11.7 million or 6.6% increase from the same period in fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, and net sales from ASI, which was acquires on December 22, 1999, net sales decreased $12.4 million, or 7.0%, during the first half of fiscal 2000. Net loss increased for the nine months ended January 29, 2000 to $16.1 million from $2.9 million during the same period in fiscal 1999. The loss increase was due primarily to: (i) lower sales volume, (ii) a restructuring charge at Robicon for a reduction in headcount, (iii) a write off of purchased in-process research and development in connection with the CE&A acquisition, and (iv) a decrease in interest income due to lower cash balances.

SEGMENT ANALYSIS:

THREE MONTHS ENDED JANUARY 29, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 23, 1999

    THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $29.0 million for the third quarter of fiscal 2000 which was a increase of $10.7 million, or 58.8% from the third quarter of fiscal 1999. Excluding net sales from ASI, which was acquired on December 22, 1999, net sales for Robicon decreased $1.0 million during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. The reduction in net sales was a result of reduced shipments of power control systems. The power control systems decrease was a result a continued slow down in major capital equipment projects in this area. Operating loss increased $1.0 million to $1.6 million in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Excluding operating loss from ASI, operating loss decreased $0.3 million during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Operating loss in the third quarter of fiscal 2000 included $0.3 million expense relating to the Toshiba litigation. The remaining decrease was primarily the result of lower gross profit due to lower net sales which was offset by lower administrative and selling expenses due to actions taken in first and third quarters to reduce headcount.

   THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $21.2 million for the third quarter of fiscal 2000 which was an increase of $5.2 million, or 32.4% from the third quarter of fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999. Net sales for PHI remained flat at $16.0 million during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Operating income decreased $1.0 million to $0.2 million in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Excluding operating income from CE&A, operating income decreased $1.3 million during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. This decrease in operating income was the net result of lower gross profit due to the higher mix of shipments into Japan, which have a lower gross margin combined with loss in the Company's Joint Venture with ULVAC.

    THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $6.4 million for the third quarter of fiscal 2000 which was a slight decrease of $0.2 million from the third quarter of fiscal 1999. Operating income increased $0.3 million to $1.5 million for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 due to favorable product mix during the quarter.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $13.7 million for the third quarter of fiscal 2000 which was an increase of $0.7 million, or 5.3%, from the third quarter of fiscal 1999. The increase was due to new customers acquired, along with new products being sold to some existing customers. Operating income increased slightly to $1.0 million during the period ended January 29, 2000 compared to the same period in fiscal 1999. The gross profit from the increased sales and expense savings due to operational efficiencies were offset by higher warranty costs on some discontinued Stewart Warner brand products.

NINE MONTHS ENDED JANUARY 29, 2000 COMPARED TO THE NINE MONTHS ENDED JANUARY 23, 1999

   THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $65.8 million for the nine month ended January 29, 2000, which was an increase of $5.4 million, or 8.9% from the nine months ended January 23, 1999. Excluding net sales from ASI, which was acquired on December 22, 1999, net sales for Robicon decreased $6.3 million during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. The reduction in net sales was a result of reduced shipments of medium voltage variable frequency drives into the international oil and gas markets which, until recently, suffered from reduced capital spending due to low energy prices, combined with a slow down in demand for Robicon's low voltage drives due to the softness in the municipal market place, and the cyclical nature of power control systems orders. Operating income decreased $4.5 million to a loss of $3.2 million during the nine months ended January 29, 2000 as compared to the same period in fiscal 1999. Excluding the operating loss from ASI, operating income decreased $3.2 million to a loss of $1.9 million during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. This increase was primarily the result of lower gross profit due to the lower net sales, litigation costs of $0.9 million relating to a patent infringement case and the recording of a higher restructuring charge.

    During the first and third quarters of fiscal 2000, the Company took actions to reduce costs at Robicon to compensate for the slow down in some of its served markets mentioned above and to leverage the new ASI synergies. These actions resulted in the Company recording a $1.4 million restructuring charge for severance relating to the reduction of headcount at Robicon.

    THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $50.5 million for the nine months ended January 29, 2000, was an increase of $6.4 million from the nine months ended January 23, 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales decreased $5.9 million or 13.4% during the nine months ended January 29, 2000, as compared to the nine months ended January 23, 1999. The decrease was the result of softness in the semiconductor market, weaker sales of PHI's Trift products, as well as reduced ESCA product sales to industrial lab markets. Operating loss increased $3.4 million to $1.6 million for the nine months ended January 29, 2000 compared to the nine months ended January 23, 1999. Excluding the operating loss of CE&A, which included a charge of $1.7 million to write off purchased in-process research and development expense, which had been valued in accordance with purchase accounting procedures, operating income decreased $3.0 million. This decrease in operating income was the result of reduced gross profit due to lower net sales and a mix shift towards lower margin business in Japan, offset by a small reduction in administrative and selling expenses due to lower commissions relating to the lower net sales and incremental income from the Joint Venture with ULVAC.

    THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $21.5 million for the nine months ended January 29, 2000, was an increase of $1.3 million, or 6.6% from the nine months ended January 23, 1999. Growth in the telecommunications networking equipment markets and certain industrial markets continued to fuel the growth in this segment. Operating income was increased $0.2 to $4.4 million for the nine months ended January 29, 2000 as compared to the nine months ended January 23, 1999. Incremental gross profit from higher sales were slightly offset by additional investment in infrastructure to support this segment's growth strategy.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $44.6 million for the nine months ended January 29, 2000 was a decrease of $0.4 million, or 0.9%, from the nine months ended January 23, 1999. The reduction in this segment was due to the phase out of some older products being sold under the Stewart Warner brand and continued softness in the European agricultural market. Operating income decreased $0.3 million to $4.2 million during the nine months ended January 29, 2000 as compared to the nine months ended January 23, 1999. The gross profit declined $0.3 million, due to lower net sales, higher warranty cost on some discontinued Stewart Warner brand products and a shift towards lower margin products, and were partially offset by expense savings due to the efficiencies obtained in combining the acquired Stewart Warner Instrument Company operations with those of the Company's existing Maxima Technologies subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales, as well as proceeds from financing activities.

    The Company maintains a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is primarily maintained to fund the Company's working capital requirements and has a $10.0 million sublimit for the issuance of standby letters of credit. On December 29, 1999, in connection with the Receivables Purchase Facility, the Revolving Credit Facility was amended to exclude certain domestic receivables sold pursuant to the Receivable Purchase Facility and included certain property, plant and equipment of certain domestic subsidiaries. The Revolving Credit Facility was also amended to extend the expiration date to August 1, 2003. Borrowings outstanding under the Revolving Credit Facility as of January 29, 2000 was $5.6 million. There were $3.2 million in letters of credit commitments outstanding resulting in credit availability under this facility of $16.2 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company.

    On December 29, 1999 the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, other domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and it domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22.5 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivable to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. At January 29, 2000 $13.9 million was utilized under the Receivables Purchase Facility. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $0.2 million at January 29, 20000, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets.

     As of January 29, 2000, the Company had total indebtedness (including redeemable put warrants) of $203.6 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $39.6 million.

    On December 22, 1999 the Company received the consent (the "Consent Solicitation") of the holders of the outstanding $155.0 million, 10 1/2% Senior Notes (the "Notes") due 2004, for the waiver of, and amendment to, certain provisions of the indenture governing the Notes (the "Indentures"). As more fully described in the Consent Solicitation the Company entered into a series of transactions including (i) the acquisition of ASI; (ii) the simultaneous purchase by the Company of $8.5 million of 5.0% unsecured notes of the Nicole Corporation (the "Nicole Intercompany Notes"), a wholly owned subsidiary of the Company; (iii) the pledge by the Company of the Nicole Intercompany Notes to secure the Company's obligations under the Notes; (iv) allow the Company to sell certain account receivables to a limited purpose unrestricted subsidiary of the Company, pursuant to the Receivables Purchase Facility. The purpose of the waivers is to waive, any default arising under the Indenture as a result of the completion of the ASI acquisition and the purchase by the Company of the Nicole Intercompany Notes. The principal purposes of the amendments are (i) to designate Nicole Corporation as an unrestricted subsidiary of the Company, as defined under the Indenture; and
(ii) to amend the amount available to the Company to make Restricted Payments; and (iii) to include as Permitted Investment the transfer of certain accounts receivable of the Company's subsidiaries pursuant to the Receivables Purchase Facility. In consideration of the Consent Solicitation, the Company, (i) paid a Consent Fee of $3.1 million; (ii) increased the amount of interest payable on the Notes to 10 3/4% until such time the Company is able to incur additional indebtedness under the Indenture; (iii) offered as collateral the PHI Eden Prarie facility and (iv) a pledge of the Nicole Intercompany Notes.

    The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Company's 10 3/4% Senior Notes due 2004, other than the Revolving Credit Facility in 2003, as well as $1.6 million of unsecured seller notes related to the acquisition of Maxima-Barcelona which are due on March 16, 2000 and $2.9 million of redeemable put warrants puttable on or after May 1, 2000. The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary.

    The Company's working capital was $27.9 million and $67.3 million at January 29, 2000 and April 24, 1999, respectively. The Company's results from continuing operations for the nine months ended January 29, 2000 provided $2.7 million in cash, compared to the $5.0 million provided by operations for the same period in fiscal 1999. Net loss after adjustments to reconcile to net cash from operating activities used cash of $3.7 million, plus cash provided by working capital of $9.0 million.

    The Company invested $7.4 million in capital expenditures during the nine months ended January 29, 2000, primarily at PHI for the planned introduction of a new product line. The Company used $65.1 million for the purchase of Charles Evans & Associates on July 2, 1999, and ASI on December 22, 1999, net of cash acquired.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe adoption will have a material impact on its financial statement disclosures.

YEAR 2000

    An issue which the Company faced was whether computer systems and applications would recognize and process the Year 2000 and beyond. The Company has not experienced any Year 2000 failures nor has any of the Company's subsidiaries, to the best of management knowledge, experienced loss of revenue due to Year 2000 failures with customers and suppliers during the nine months ended January 29, 2000. In addition, the Company believes it had devoted sufficient resources to identify and monitor customers, suppliers and others whose failure to identify and remediate their internal systems or product offerings would have adversely affect the operations of the Company. However, there can be no assurance that the customers, suppliers and others will continue to operate without incurring Year 2000 compliance issues.

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

FOREIGN CURRENCY RISK

    The Company manufactures products in the U.S., The Netherlands, Spain, Ireland, Italy, Germany, France, UK and Mexico and sells products worldwide. With the acquisition of ASI on December 22, 1999, the Company now maintains a significant presence in Europe. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign currencies could adversely affect the Company's future operating results. Additionally, currency fluctuations could improve the competitive position of the Company's foreign competition if the value of the U.S. dollar rises in relation to the local currencies of such competition. The Company sometimes enters into forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. All forward exchange contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in operating results.

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

    In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. On November 29, 1999, the Pennsylvania district court granted Robicon's motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion.

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

(iii) On October 20, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated October 20, 1999, in which the Company reported under Item 5 of Form 8-K that it has entered into a definitive purchase agreement to acquire all the outstanding common stock of Ansaldo Sistemi Industriali, S.p.A. ("ASI"), a wholly owned subsidiary of Finmeccanica, S.p.A. In connection with the announcement, the Company issued a press Release which is attached to the Form 8-K as exhibit 2.1.

      On February 2, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated February 2, 2000, in which the Company reported under Item 2 of Form 8-K the acquisition of all of the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. The Company also filed as part of Item 7 of this report an exhibit copy of the Share Purchase Agreement, dated as of October 7, 1999, by and between the Company and Ansaldo Invest, S.p.A.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: March 14, 2000                   By: /s/ Joseph W. McHugh, Jr.
                                        -------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer