Form 10-K
period 2000-04-29
HIGH VOLTAGE ENGINEERING CORP
filed 2000-08-18
CIK 47395

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

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000
                                       OR

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
       (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

              401 EDGEWATER PLACE, SUITE 680, WAKEFIELD, MA 01880
              (Address of Principal Executive Offices) (Zip Code)

               Registrant's telephone number, including area code
                                 (781) 224-1001

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    None                                           None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1) Yes /X/  No / /

                              (2) Yes / /  No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 18, 2000 was 1082.7429.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

Item 1.                 Business....................................................      1
Item 2.                 Properties..................................................     19
Item 3.                 Legal Proceedings...........................................     20
Item 4.                 Submission of Matters to a Vote of Security Holders.........     21

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     21
Item 6.                 Selected Historical Consolidated Financial Data.............     22
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     26
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     32
Item 8.                 Financial Statements and Supplementary Data.................     33
Item 9.                 Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure....................................     33

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     34
Item 11.                Executive Compensation......................................     36
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     38
Item 13.                Certain Relationships and Related Transactions..............     39

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................     40

                                    PART I.

ITEM 1.--BUSINESS

COMPANY OVERVIEW

    High Voltage Engineering Corporation (the "Company") owns and operates a diversified group of five middle market industrial and technology based manufacturing business segments. The Company was incorporated in Massachusetts in 1946 by Robert J. van de Graaff, a Massachusetts Institute of Technology professor of nuclear physics. In the 1970s, the Company began acquiring a diversified group of industrial manufacturing businesses. In 1988, the Company was acquired by Letitia Corporation, which is beneficially owned primarily by Laurence S. Levy, the Chairman of the Board, Vice President and a Director of the Company, and Clifford Press, President and a Director of the Company, and certain of their affiliates and family members. Since the Company's acquisition by Letitia Corporation, the Company has disposed of fourteen non-core businesses and has made nine acquisitions.

    The Company's businesses focus on designing and manufacturing high quality, applications engineered products which are designed to address specific customer needs. The Company's products are sold to a broad range of domestic and foreign Original Equipment Manufacturers (OEMs) and end-users in a variety of industries including process automation, metal and steel, water and wastewater treatment, petrochemicals, pulp and paper, marine and cable, semiconductor fabrication, chemicals, construction, agriculture, materials handling, computers, telecommunications and for scientific and educational research. The diversified nature of the products sold and end-markets served by the Company's businesses reduce the effect on the Company of operating performance fluctuations in any single operating unit arising from cyclical downturns within individual industries and end-markets. The Company also believes that its focus on middle market manufacturing enhances its growth prospects. As used in this filing, the terms "fiscal 2000", "fiscal 1999", "fiscal 1998", "fiscal 1997" and "fiscal 1996" refer to the Company's fiscal years ended April 29, 2000, April 24, 1999, April 25, 1998, April 26, 1997, and April 27, 1996, respectively. The Company operates on a 52 or 53 week fiscal year. Fiscal 2000 includes the results of operations of the Company for a 53 week period. Fiscal 1999, fiscal 1998, fiscal 1997 and fiscal 1996 include the results of operations of the Company for 52 week periods, respectively.

BUSINESS SEGMENT INFORMATION

    The Company's products and services are divided into five segments: High Power Conversion Products, Advanced Surface Analysis Instruments and Services, High Performance Modular Power Connectors, Customized Monitoring Instrumentation and Other, consisting of particle accelerator systems. The principal products and services offered by the Company in the five industry segments are described in detail below (see "The Operating Units"). Financial information concerning the Company's industry segments is summarized in Note S to the Consolidated Financial Statements included in Item 8, herein.

THE OPERATING UNITS

    The Company conducts its business through six independent operating units, Ansaldo Sistemi Industriali, S.p.A. and subsidiaries ("ASI"), Robicon Corporation and subsidiaries ("Robicon"), Physical Electronics, Inc. and subsidiaries ("PHI"), Maxima Technologies, Inc. and subsidiaries ("Maxima"), Anderson Interconnect, Inc. and subsidiaries ("Anderson") and High Voltage Engineering Europa, B.V. ("HVE Europa"), each of which has its own management team and manufacturing facilities and maintains its own independent market identity. A discussion of the businesses conducted by each of the operating units follows.

ANSALDO SISTEMI INDUSTRIALI, S.P.A.

    On December 22, 1999, the Company acquired all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"), from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $29.1 million in cash and Italian bank financing. The acquisition was completed on January 18, 2000. The purchase price is subject to an adjustment based on the difference between the actual working capital, as defined, at December 31, 1999 and a minimum contractual amount per the Purchase Agreement. The Company has filed for arbitration in Italy to settle this final purchase price adjustment and both parties are continuing negotiations.

    ASI established itself in the electromechanical field in 1853 and is one of the world-wide leading manufacturers of electrical and automation systems, power electronics, motors and generators for various applications and industrial sectors, such as iron and steel, non-ferrous metals, pulp and paper, rubber and plastics, power generation, cement, marine and offshore, chemical and petrochemical, cable transport, glass, textile, food and water treatment. ASI headquarters are located in Milan, Italy and it has other operations in Genoa, Montebello and Brendola (Vicenza), Monfalcone and Trieste, Italy. ASI also has subsidiaries located in Roche la Molire France, Dusseldorf Germany, Houston, Texas and High Wycombe, England.

    For fiscal 2000, ASI's net sales amounted to $53.9 million, which represented 17.9% of the Company's consolidated net sales for such period.

    A restructuring process, initiated by the Company and focused on improving synergies and efficiencies, commenced with the acquisition of ASI by the Company. The Company is divesting the Hill Graham Controls subsidiary located in Chesterfield, England, consolidating two operating facilities in France and intends to consolidate ASI's domestic operations with that of Robicon.

PRODUCTS

    ASI power converters offer advanced technology, versatility, reliability and lease of use with high technology power modules, standardization and unified control systems. ASI power electronics are used in many applications such as pumps, fans, compressors, mixers, extruders, mills, and cranes in many industrial sectors. Power electronics products include AC/AC inverters, AC/DC converters, special converters, excitation systems and static reactive power compensators.

    The product power range comprises:

    - DC converters from 25A up to 20,000A

    - AC converters from 1kVA up to 30,000 kVA

    - Cyclo-converters for AC machines up to 30 MVA

    - Reactive power static compensators up to 200 MVAr, 36 kV

    - High current AC/DC for arc furnaces up to 300 kA

    - Static excitation systems for synchronous machines from 10 A up to 6,000 A

    - Special converters: DC feeders

    ASI supplies turn-key electrical and automation systems for manufacturing industries, especially those requiring advanced real time control technologies, where the Company's references are internationally recognized. A capability of assuming complete project responsibility, starting from basic design up to the system tuning, meets the customer requirements of having a unified interface and reducing engineering, purchasing and plant maintenance costs. ASI provides power distribution, coordinated drives, process automation, mathematical models and production management facilities. Computer simulation tools are used for the in-house tests of the complete systems with the aim of minimizing commissioning time. ARTICS (Ansaldo Real Time Integrated Control System) automation systems are open architecture VME-based systems designed to meet the requirements of sophisticated real time applications. One advantage of ASI's products is the capability to integrate most any brand of industry standard Programmable Logic Controllers ("PLC's"). This is especially useful in plants with current installed base of PLC's or in revamp projects. The ASI process knowledge, based on hundreds of applications already supplied, is implemented in software packages including:

    - level 1--basic automation

    - level 2--process control optimization

    - level 3--plant supervision and production management

ASI drives are fully integrated into the control system allowing set-up, monitoring and diagnostics from a central room.

    In the sector of motors and generators, ASI's production range includes machines with different mounting arrangements, degrees of protection, cooling types, etc. Based on a long manufacturing and service experience in both standard and specific custom applications, ASI motors and generators represent the most modern design and technological criteria. A flexible modular design structure using progressive computer engineering methods, allows easy and proper selection of constant and variable speed rotating machinery for the most different and sophisticated applications. Motors and generators produced by ASI meet all acknowledgement standards: IEC, National Standards harmonized by CENELEC (BSI, VDI, etc.), NEMA (electromagnetic performance only), industry specific standards (API, AISE, etc.), etc.

    Production range includes :

    - High voltage, constant speed squirrel cage and wound rotor induction motors and generators from 150kW to 21,000kW

    - High voltage, constant speed synchronous motors and generators from 500kVA up to 40,000kVA

    - DC motors and generators from 2kW up to 5,000kW @ 400rpm

    - Variable speed induction and synchronous motors

    - High speed and low speed large power induction and synchronous motors

    - Low voltage AC machines for vector control inverters completely interchangeable with DC machines

MARKETS AND CUSTOMERS

    ASI markets and sells AC and DC drives (ASD's), motors and generators and specialty power converters primarily in Europe and the Middle East with an expanding presence in North America. Electrical and automation systems are sold worldwide with significant sales in Europe, Asia and the Middle East.

    The metals industry represents over 60% of the global market for electrical and automation systems. Steel processing can be broken down into two segments:
"primary" applications for blast furnaces, melt shop and continuous casting and "secondary" applications for hot and cold rolling mills, tube mills and finishing lines. In addition to metals, ASI provides comprehensive solutions for the production and finishing of paper and paper products including converting. ASI's electrical and automation systems customers include Danieli, SMS, Thyssen Krupp Stahl, Valmet, Voest-Alpine, IPSCO Steel, Sollac, Pechiney, China Steel and Cartiera.

    Major industrial markets for ASD's and motors and generators include oil and gas extraction, transportation and storage, power generation and load management, cement, marine including main propulsion and auxiliaries, chemical and petro-chemical and cable transport including cable lifts and funicular railways. In many cases ASI bundles ASD's, motors and auxiliary electrical equipment to provide comprehensive process solutions. Industrial market customers include Sulzer Turbo, Italcementi, Pirelli, Suncor, Snamprogetti, Enel, British Gas, Duke Power, Schlumberger and Hyundai.

    The market for specialty power converters includes DC arc furnaces for iron and steel making, traction and railway power distribution, static excitation systems for synchronous motors and generators, static VAR Compensators for power quality management and cyclo-converters for large AC machines. In the metals industry specialty power converters and static VAR compensators are often bundled as part of an integrated solution. Specialty power conversion customers include Clecim, Mannesmann-Demag, S.N.C.F., Dalmine and Ansaldo Transporti.

SALES AND MARKETING

    ASI products are sold through direct sales force and by independent representatives in Italy and worldwide. In Italy, ASI has six locations: Genoa, Milan, Montebello and Brendola (Vicenza), Monfalcone and Trieste.

    In addition, ASI operates through its Subsidiaries: Ansaldo Loire Automation, based in Roche la Molire, France operating in the sector of industrial systems with special focus on the sector of iron and steel. Ansaldo Industrial Systems, based in Dusseldorf, Germany operating in the sector of industrial systems and components. Ansaldo Ross Hill based in Houston, Texas operating in the sector of industrial systems and components, Hill Graham Controls, based in High Wycombe, England operating in the sector of industrial components.

    ASI also has equity investments in two companies in the same sector located in Russia (Ansaldo VEI), and India (Kirloskar Ansaldo Industrial Systems), and representative offices in Cairo, Egypt, Bangkok, Thailand and Beijing, China. Technical assistance, warranty and support are provided by a large network of service centers worldwide.

COMPETITION

    Within the metals and motors markets increased competition is evident, especially in countries where low production costs and growing supply are combined to improve technological capabilities. In addition, many international groups are rationalizing their production and commercial synergies, thus increasing their competition. Siemens, ABB, Alstom and General Electric ("GE") are regarded as ASI's principal competitors.

ROBICON

    Robicon is a leading designer and manufacturer of high power conversion products, which are used to regulate electric power, reduce energy costs and improve process control in a wide variety of industrial applications. Products include variable frequency drives ("VFDs") for large electric motors and power control systems for other applications. These products are used in process automation, water and wastewater treatment, oil and gas extraction and transportation, petrochemical processing, silicon processing, glass manufacturing, cement production and other general industrial applications. In general, Robicon's products are designed to provide engineered solutions to specific customer requirements by utilizing a combination of standard product platforms and options, with customized features. Robicon's growth strategy is to increase sales of existing product lines through focused global penetration of existing markets, entrance into selected new end markets, and to add new products and services complementary to its existing product lines. The Company believes that Robicon is able to differentiate itself from its competitors through the use of proprietary technology, innovative product development, superior customer service, and the ability to offer applications-engineered solutions based on standard platforms. Robicon's headquarters and primary manufacturing facility are located in New Kensington, Pennsylvania. For fiscal 2000, Robicon had net sales of $74.9 million, which represented 25.0% of the Company's consolidated net sales for such period.

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

    In 1995, Robicon introduced the Perfect Harmony-TM- series of medium voltage (2,300 to 7,200 volts) VFDs for large electric motors (400 to 15,000 horsepower). Heavy industrial processes such as water and wastewater treatment, oil and gas extraction and transportation, petrochemical processing, and cement production, utilize large electric motors that require high levels of power to drive pumps and fans. An undesirable byproduct of using medium voltage VFDs on a large electric motor is the creation of harmonic distortion which causes stress and fatigue to the electric motor and shortens its useful life, as well as current and voltage fluctuations which may result in damage to other equipment on the power grid. Most VFDs also place greater demands on a power grid than the actual power consumed by the motor, an occurrence referred to as reduced power factor, which can result in assessments of penalty charges against the user by the local utility. Perfect Harmony, Robicon's patented technology for medium voltage VFDs, virtually eliminates harmonic distortion and poor power factor in large electric motors and as a result has significantly expanded the market for medium voltage VFDs. The Company believes that Perfect Harmony is the leading technology for reducing harmonic distortion and improving power factor in medium voltage VFD applications and that this technology complements Robicon's applications expertise and long-term customer relationships. Perfect Harmony drives can be installed on virtually any large electric motor without costly modifications and can be customized using a standard set of options. Robicon has recently expanded its Perfect Harmony series to include synchronous transfer, a feature that allows a single VFD to regulate multiple electric motors sequentially. These VFDs are currently targeted at new end users in the oil and gas pipeline markets.

Perfect Harmony medium voltage VFDs accounted for approximately $39.6 million of Robicon's net sales for fiscal 2000, or approximately 52.2% of Robicon's total net sales for such period.

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

    On December 31, 1998, Robicon acquired certain the assets of GE's Industrial Power Rectifier ("IPR") product line and entered into certain related agreements with GE including a license agreement and a production services agreement. Due to the extended lead times involved with these products Robicon does not anticipate recognizing material revenue from the assets acquired from GE until fiscal 2001.

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

    COMPETITION

    Robicon's principal competitors in the VFD market are Rockwell Automation (Allen-Bradley) and Asea Brown Boveri ("ABB"). Other competitors include divisions of multinational corporations such as Eaton (Cutler Hammer), Toshiba and Siemens. Robicon's major competitors in the power control systems market include multinational corporations such as ABB and Siemens, and several niche engineering firms such as Inverpower Controls, Rapid Technology and Spang & Company. As with

VFDs, power systems are often produced by divisions of large multinational corporations that may offer a broader product range than that of Robicon.

PHI

    On July 2, 1999, PHI acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and the shareholders of CE&A. Under the Agreement, the former shareholders of CE&A received in exchange for their stock an aggregate consideration of $38.0 million in cash reduced by the amount of all debt of CE&A outstanding at the closing. CE&A is an analytical service and contract research laboratory specializing in state-of-the-art surface and micro-analysis of materials. CE&A generally focuses on analytical services that require both high technical skill (e.g., typically a Ph.D. scientist) and high capital costs. These services are performed on a day-to-day or contract basis for commercial customers as well as for contract analytical research for various U.S. government agencies. In addition to its commercial analytical laboratory business, CE&A conducts analytical research for the U.S. government and also provides government and commercial customers with proprietary software in PC-based systems for certain analytical instruments. CE&A's headquarters are located in the heart of "Silicon Valley", Sunnyvale, California at a newly-renovated 75,000 square foot leased facility.

    PHI is a leading designer and manufacturer of advanced surface analysis instruments and components used to determine the elemental and/or chemical composition of materials found on or near the surface of a sample. Advanced surface analysis instruments are used in commercial applications in central support laboratories and at or near the production line in the semiconductor fabrication, computer peripherals, chemicals, aerospace, metals, polymers, automotive and biomaterials industries, among others, for product and process development, process control, defect review and failure analysis, advanced highly accurate surface analysis and for other applications. Surface analysis instruments are also used for materials science research by universities and government institutions. PHI is also a leading supplier of ultrahigh vacuum ion pumps and controls required for the production of clean vacuums used for commercial products and scientific applications. PHI's headquarters are located in Eden Prairie, Minnesota. For fiscal 2000, PHI and its subsidiaries had net sales of $73.4 million, which represented 24.4% of the Company's consolidated net sales for such period.

    PHI's growth strategy is to increase sales of its products through increased penetration into the semiconductor fabrication market as a result of decreasing linewidths on semiconductor devices, identification of new applications for its existing products, increased penetration of international markets, enhancements in the technological capability of its instruments, development of applications-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company believes that PHI differentiates itself from its competitors through its patented and proprietary technology, expertise in the manufacture of instruments incorporating ultrahigh vacuum technology, superior customer service, support and training as well as a reputation for product quality, ease of operation and reliability.

    PRODUCTS

    PHI's products include Auger Electron Spectroscopy ("Auger"), Electron Spectroscopy for Chemical Analysis ("ESCA"), Time-of-Flight Secondary Ion Mass Spectrometry ("TOF-SIMS") and Dynamic Secondary Ion Mass Spectrometry ("Dynamic SIMS") instruments. Under ultrahigh vacuum conditions, PHI's surface analysis instruments direct a particle beam at the surface of a solid under investigation, causing the emission of particles from the specimen that may be analyzed to determine the elemental and/or chemical composition of the sample surface. Highly sophisticated software, customized for each of PHI's surface analysis instruments, interprets data received from the instrument's analyzer and creates images that show the distribution of elements or molecules on a surface. Graphical and numerical data may also be obtained. In addition, by removing and analyzing successive layers of material each surface analysis instrument is capable of generating a depth profile, which indicates how elemental and/or chemical composition varies throughout the thickness of a sample.

    PHI's Auger surface analysis instruments direct a highly focused continuous electron beam onto a sample, which causes high energy "Auger electrons" to be emitted from the sample surface. Because the energy level of such Auger electrons is unique to the element from which they were emitted, it may be measured to identify the elements present on the surface. Auger offers the highest spatial resolution of all of PHI's surface analysis instruments, providing high definition images of the distribution of elements on a microscopic region of a surface. In general, Auger may be used to examine inorganic samples that are electrically conductive, such as semiconductors and metals. While PHI's Auger instruments are well-suited to a variety of applications, they are primarily used in semiconductor and electronics industries for process development, process control, defect review and failure analysis. For example, PHI's Auger instruments are used to create high resolution images showing the location of elements on a selected region of a semiconductor wafer. The Company believes that, because of its high resolution capabilities, Auger will be of increasing significance in semiconductor fabrication as the dimensions of semiconductor devices are reduced. Auger also offers high elemental sensitivity, enabling the identification of impurities in or on semiconductor devices which may affect production yields in semiconductor fabrication. PHI's introduction in 1994 of the SMART-200, an Auger surface analysis instrument which has the ability to analyze every point on an 8-inch semiconductor wafer, enabled PHI to expand the market for its Auger instruments within the semiconductor industry. The SMART-200 was followed in 1999 by the SMART-TOOL, an in-FAB version of the instrument capable of handling a variety of samples including both 200mm and 300mm wafers. The first SMART-TOOL was recently delivered and installed at a leading semiconductor equipment manufacturer. Two SMART-TOOLS have been sold and will be delivered to leading semiconductor device manufacturers in the near future. Interest in this world-leading product continues to grow. PHI's 680 Auger instruments are primarily used in central support laboratories to analyze materials in a variety of industries, including the semiconductor, aerospace, computer peripherals, metals and automotive industries. Another typical application of PHI's Auger instruments is the analysis of corrosion of the read/write heads of computer hard drives.

    PHI's ESCA surface analysis instruments direct a continuous x-ray beam onto a sample, which causes "photoelectrons" to be emitted from the sample surface. Because the energy level of such photoelectrons is unique to the element or arrangement of atoms from which they were emitted, it may be measured to identify the elements and/or determine the chemical composition of molecules on the surface. ESCA may be used to analyze a wide variety of materials, including both conductive and non-conductive solids, and provides both elemental and chemical data, although with lower spatial resolution than Auger. While PHI's ESCA instruments are well-suited to a variety of applications, they are primarily used by PHI's customers for the analysis of polymers, semiconductors, chemicals, computer peripherals, biomaterials and automotive components. Typical applications include the development and optimization of chemical processing for etching semiconductor wafers, the application of thin polymer films on bulk materials, such as polymer coatings on aluminum cans, anti-corrosion coatings on metal surfaces and non-stick coatings for kitchen utensils, as well as the analysis of multi-layered paint. PHI's ESCA product line currently includes the 5800 as its standard model and the Quantum 2000 Scanning Microprobe-TM-, which offers enhanced spatial resolution and operation on a fully-automated "turn-key" basis.

    PHI's TOF-SIMS surface analysis instruments direct short, intermittent bursts of charged atoms or molecules called "ions" onto a sample, which causes other ions to be emitted from the sample surface. These emitted ions traverse a long flight path, with the time required for an ion to reach the analyzer (the "time of flight") being directly related to its mass. Because the mass of such ions is unique to the material from which they were emitted, it may be measured to identify the elements or molecules present. The "time of flight" method of determining the mass of the emitted ions is highly precise and can be used to accurately identify both the elemental and chemical composition of a surface. In addition, TOF-SIMS is the best-suited of PHI's instruments to the detection of very large molecules, such as those found in plastics and biomaterials, and PHI's TOF-SIMS instruments can detect trace impurities in a sample at levels of one part per million. PHI's TOF-SIMS products are used in a variety of applications including the semiconductor industry for quality control and process development, primarily in central support laboratories. For example, PHI's TOF-SIMS instruments are capable of detecting contamination on semiconductor devices, including photoresist used in semiconductor device manufacturing, which may affect production yields. PHI's TOF-SIMS products are also sold for use in a variety of other industries, including polymers, computer peripherals and biomaterials. Applications include the process development of the application of thin films on printer paper and lubricants on computer hard disks. In 1994, PHI introduced the TRIFT II, a TOF-SIMS instrument which may be configured to analyze every point on either small (1 inch), samples or an entire 8-inch semiconductor wafer.

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

    CE&A's principal service in commercial analytical techniques use beams of ions, electrons or x-rays to probe the surface and micro-regions of high-technology materials in order to provide information on composition and chemistry.

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

    CE&A's services are used in industrial markets where there is a high value-added in a high-technology product. Customers are typically industrial engineers or scientists. CE&A's services are used primarily by the following industries: semiconductors (manufacturers of integrate circuits and their vendors of capital equipment and materials), optoelectronics, data storage and biomedical devices. These services are used by customers in their research and development, manufacturing yield improvements and failure analysis, and in technical sales of their products. CE&A supports a "one-stop" world wide analytical service business, through its California operations, related services offered by PHI and through a U.S., European and Pacific rim network of affiliates known as the Evans Analytical Group.

    SALES AND MARKETING

    PHI markets its products domestically and internationally on the basis of product performance and quality, availability and quality of after-sales support and industry reputation in the manufacture of advanced surface analysis instruments. The significant cost of surface analysis instruments (ranging from approximately $250,000 to $3.5 million) leads to careful consideration among potential purchasers not only of product reliability and performance, but also availability and quality of technical support and training, factors which the Company believes favor PHI and enables it to realize a pricing premium over competitors' comparable products.

    PHI's experienced and technically oriented sales force is organized geographically and consists of teams responsible for North America, Japan, the Pacific Rim region and Europe. Technical service personnel (most of whom are scientists and engineers) are decentralized within each region and strategically situated in close proximity to major customers. PHI presently has a 50% interest in a joint venture with ULVAC, a Japanese company, which resells and services PHI's surface analysis instruments in the Japanese market. This joint venture (ULVAC-PHI) has enabled PHI to successfully sell products into Japan, currently the largest market for advanced surface analysis instruments. In addition, PHI provides surface analysis services on a contract basis in its analytical laboratories located in the United States and Japan. Such services often serve as an effective means of demonstrating the capabilities of PHI's surface analysis instruments to customers who may then consider purchasing an instrument.

    CE&A's services are sold worldwide, primarily through contacts initiated by scientific/technical personnel, rather than through a separate direct sales force. Due to the complex nature of technical problems clients want addressed, frequent and extensive interaction is required between CE&A and its customers. CE&A presents technical papers at, and participates in, scientific conferences, advertises in scientific periodicals and distributes product literature and information on new developments to its existing customers.

    COMPETITION

    Competition in the surface analysis market is highly concentrated. The only broad line competitors in the markets served by PHI's products are Cameca and VG Scientific (Thermo Electron). The Company believes that PHI has leading market shares in the Auger, ESCA and TOF-SIMS and that PHI has the second largest market share in Dynamic SIMS. In Auger, PHI's primary competitors are VG Scientific and JEOL (Nihon Densi). In ESCA, PHI's primary competitors are Kratos Analytical (Shimadzu) and VG Scientific. In TOF-SIMS, PHI's primary competitor is ION-TOF, which is partially owned by and markets its products through Cameca. In Dynamic SIMS, PHI's primary competitor is Cameca. The Company believes that the technical expertise required for the design, production and support of instruments incorporating ultrahigh vacuum technology are a significant barrier to entry to potential competitors.

MAXIMA TECHNOLOGIES

    On March 19, 1998, Maxima Technologies acquired, directly or indirectly, all of the capital stock of Stewart Warner Instrument Corporation ("Maxima-Juarez/El Paso"), for an aggregate consideration of $24.7 million in cash (the "Stewart Warner acquisition"). The operations of Maxima-Juarez/El Paso have been combined with those of Maxima Technologies (Lancaster, Pennsylvania) and its wholly owned subsidiary Maxima Technologies, S.L. ("Maxima Technologies-Barcelona") to form Maxima Technologies, Inc. The company believes that the combined entity is now a leading designer, manufacturer and supplier of electronic controls, monitoring systems and accessories for the off-highway vehicle, industrial, specialty vehicle and on-highway (truck & bus) markets, as well as the heavy-duty and automotive retail aftermarket.

    Maxima's products include electronic control units (ECUs), instrument controllers, vehicle and battery-related monitoring systems, Smart Instrument-Registered Trademark- products with engine shut-down features, analog and digital instrument clusters, displays and conventional instruments, fuel/temperature/pressure and specialty gauges, tachometers and speedometers, voltmeters and ammeters, hourmeters, pyrometers and thermocouples, fuel/temperature/pressure senders, electronic fuel sensors (IntelliSensor-Registered Trademark-) speed sensors, switches, flashers and relays, steering column modules, vehicle accessories and custom-engineered products. Markets served include the off-highway, industrial (in-plant equipment), engine-powered equipment, on-highway (truck & bus), specialty vehicle and motorcycle, marine, power turf equipment, emergency vehicle, and recreational vehicle markets, as well as the heavy-duty aftermarket. The company's business is split between original equipment manufacturers (OEMs) (approximately 75% of total sales) and the aftermarket (25%). Products are sold directly to either OEMs or through a worldwide network of more than 500 distributors.

    The company's European operation was acquired in March of 1995. Maxima Technologies-Barcelona is a leading manufacturer and supplier to the agricultural vehicle market in Western Europe and the firm reports that it enjoys an estimated 30% share of the agricultural vehicle instrumentation market. Maxima Technologies-Juarez/El Paso is a leading supplier to the heavy-duty (truck) and automotive aftermarket in North America. Maxima also acquired the exclusive distribution rights for Hobbs brand products for the heavy-duty aftermarket from its acquisition of Stewart Warner. Hobbs is a leading producer of hourmeters, lighting products and switches. In addition, Maxima's Stewart

Warner brand distribution was designated as TRW's "master distributor" for VR type vehicle speed sensors for the heavy-duty aftermarket.

    A principal element of Maxima's strategy is to position itself as a consolidator of high-quality brands and a systems integrator in order to offer value-added modules of products and services. As such, Maxima is able to provide a more complete solution for OEM customers who will consolidate their supply base. Maxima also opened a Technology Center in Lancaster, Pennsylvania in 1998 to bolster efforts to develop new products and applications for its core markets.

    Maxima advocates a quality policy and approach that is based on ISO 9001, the international quality standard embraced by the firm's customer base. All Maxima locations are IS0 9001 certified through BVQI or TV, and Lancaster and Juarez are QS-9000 certified, a quality standard that is based on the requirements of the U.S. automotive and heavy truck industries. In addition, the company's operations are certified by virtually all of their largest customers including AGCO/Massey-Ferguson, Caterpillar, Case, New Holland and Harley-Davidson. Of particular note, the company reports that only around 10% of Caterpillar's suppliers are officially certified.

    For fiscal year 2000, Maxima Technologies' net sales totaled $61.3 million, which represented 20.4% of the Company's consolidated net sales. Orders topped $64.5 million, a 9.5% increase over the prior year.

    PRODUCTS

    Due in large measure to its recent acquisitions, partnerships and the introduction of steering column modules and vehicle accessories, Maxima believes that its product portfolio is one of the broadest in its markets. The company has specifically defined its product lines along four categories: 1) "standard" products (i.e. warehoused items that are sold "as is"), 2) "custom" (typically, "same as except..." products that reflect only minor changes), 3) "engineered" (meaning that products are significantly changed and/or substantially new), and
4) "IPD" (i.e. developed as completely new products using "Integrated Product Development" and a method for planning and implementation called "Integrated Product and Quality Planning", or IPQP that is compliant with QS-9000 requirements).

    In an ongoing effort to increase market share, Maxima has over the past several years introduced many new innovative products including IllumaSeal-Registered Trademark-, a line of fully sealed instruments for applications in high-moisture environments (currently approved and in use by Caterpillar, Harley-Davidson, Livorsi Marine--a premier high-end marine product line privately labeled as Gaffrig-Registered Trademark- and many others); Smart Instrument-Registered Trademark- products featuring integral warning lights, switch outputs and engine shut-down features;
IntelliSensor-Registered Trademark-, a fully electronic hydrocarbon-based liquid-level sensing unit now being sold to Case Corporation, Dina Camiones, Ingersoll-Rand, Advance Mixer, Pierce Manufacturing and other OEMs); INFOTRAK 2000-TM- and DATLINK-TM- data-bus systems which include instrument controllers and corresponding digital gauges and meters; Streamline-TM- instruments, a new product line featuring unique retro styling and oversized meters; Sentinel-TM-hourmeters, featuring a new quartz stepper motor movement that is also being supplied to Maxima-Barcelona for another product line (Sentry-TM-); Sentry-TM-vehicle/battery monitoring systems for gasoline and electrically powered industrial and specialty vehicles; Compatino-TM-, a new line of stylish yet compact instrument clusters; and Wings-TM-, a family of 1940s-style Stewart Warner branded gauges and meters especially designed for the classic car and performance oriented aftermarket.

    It is estimated that by 2002, over 65% of Maxima's products will be "electronic" as the market moves toward more sophisticated microprocessor-based instruments and "smart" applications that are interactive with the vehicle. To this extent, the company has sought to develop a "menu" of electronically oriented, data-bus related products that tap into a vehicle's "distributed network" of nodes which in turn manage the vehicle's various functions.

    Maxima's latest expansion into systems integration is steering column modules. The company has recently introduced 21 different standard models and custom units may be developed as well. Units include the steering column shaft, ABS cladding, steering wheel, turn signal lever, ignition switch, switches, wiring harness and either AST, Datcon or Stewart Warner instrumentation. The module simply mates to the vehicle's power steering unit, connects to the harness and bolts to the floor, thus relieving the customer of a significant amount of complexity and cost associated with handling discrete components.

    One benefit resulting from Maxima's focus on OEM business and its approach to systems integration is that the company naturally extends these same products into the aftermarket. Further, the aftermarket typically has different expectations and thus, the company's products are more easily accepted without the normal long and involved qualification process. The company believes that by having a strong OEM focus, it naturally contributes to a certain amount of "pull-through" of product into the aftermarket.

    MARKETS AND CUSTOMERS

    Approximately one third of Maxima's sales come from the OEM "off-highway" vehicle market (agricultural, construction and mining equipment). Maxima's top five market segments account for over 80% of sales and its top 25 customers account for over 50% of total sales. Products are sold in 42 countries.

    Over the next several years, steady growth is forecasted for construction equipment, specialty vehicles, on-highway (truck and bus), marine and recreational vehicle markets and the aftermarket. In recent years, the agricultural vehicle market has been sluggish as a result of excess supply in 1998 and 1999 and due to market slowdowns overseas coupled with a strong dollar (thus reducing exports), which in turn has adversely impacted Maxima's business. However, gains in other market segments have largely offset this slowdown.

    An obvious benefit resulting from Maxima's broad customer base is diversification. In particular, Maxima-Barcelona's successes in Germany in penetrating the material handling vehicle segment have served to reduce the negative impact of slowdowns in the agricultural vehicle market. Likewise, Maxima-Lancaster was successful in launching its first major program with a heavy truck OEM in the fall of 1998, thereby effectively penetrating a new segment. In 1999, the Stewart Warner brand was reclassified by the Maxima's largest aftermarket distributor, NAPA/Balkamp to a rating that allows for in-store stocking, thus representing a major pick-up in business.

    Maxima's frame of reference for its competition has fundamentally changed as a result of the push toward electronic products and systems integration. Major competitors include Ametek-Dixson, Phoenix, Pollak, Preco, Taytronics, Vansco and VDO, as well as our OEM customers who maintain in-house operations and sources. Some OEMs make their own display and control systems.

    COMPETITION

    Maxima's frame of reference for its competition has fundamentally changed as a result of the push toward electronic products and systems integration. Major competitors include Ametek-Dixson, Cobo, the OEMs, Planar, Phoenix, Pollak, Preco, Taytronics, Vansco and VDO, among others. Some OEMs make their own display and control systems, typically through specialized operations that support assembly plants. In total (discounting the OEM portion), these nine competitors accounted for an estimated $740 million in sales in 1998 in the markets that Maxima competes for business (excluding senders).

    It is inevitable that consolidations and acquisitions will continue in 2000, as the market is highly fragmented and competitive. Competition for traditional business (e.g. round instruments) is driven largely by price and delivery insofar as these products are regarded as commodities. Even instrument clusters are becoming commodities as non-traditional companies like wiring harness suppliers seek to add more content to their bundle, in which case they are willing to take a lower price on a product like a cluster that enables them to secure their core business. Smaller niche companies with limited capital are at risk in this environment.

    Maxima's formula for differentiating itself from the competition depends on a combination of the basics, high-quality, on-time delivery, competitive price, good service and engineering support--coupled with breakthroughs in product applications and a systems integration approach that seeks to provide value-added solutions with Maxima's emphasis on speed-to-market its customer-focused philosophy.

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

    DISTRIBUTION

    AST and Datcon products are distributed through a network of over 70 Class "A" distributors who generally operate as "master" distributors. These two brands are marketed through this channel to target smaller and/or start-up companies who would not qualify for direct factory support. Stewart Warner products are marketed through a large network of wholesale distributors located in North America, who typically resell products to jobbers. In addition, Stewart Warner brand products are distributed through large retail outlets such as NAPA and CarQuest, where the products are marketed directly to end-users. Distribution sales represent approximately 25% of Maxima's total business.

    OPERATIONS

    Maxima's European operation is located in Barcelona, Spain. Maxima's U.S. operations are located in Lancaster, Pennsylvania and in El Paso, Texas where Maxima warehouses Stewart Warner brand products. The operation in Juarez, Mexico is set up as a "Maquiladora", wherein products are manufactured in Juarez and moved to El Paso for warehousing and distribution.

ANDERSON

    Anderson is a leading designer and manufacturer of high performance modular power connectors for use in high current, quick connect/disconnect applications. Current markets include Uninterruptible Power Supplies (UPS), Telecom, Datacom, Electric-powered vehicles, and Office Panel Electrification. Anderson specializes in modular connectors and housings that are designed to provide application specific solutions for power distribution and power management challenges. Anderson is focused on increasing its penetration of the high growth Telecom and Datacom markets by targeting new application requirements of the key accounts which can be marketed to a broad base of customers. In addition, Anderson will continue to search for new opportunities for its rugged, industry standard connectors. Anderson's headquarters are located in Sterling, Massachusetts. For fiscal 2000, Anderson had net sales of $28.7 million, which represented 9.6% of the Company's consolidated net sales for such period.

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

    HVE EUROPA

    HVE Europa is a leading designer and manufacturer of particle accelerator systems used in scientific, educational and industrial research. HVE Europa's products are used primarily for materials science, semiconductor research and "carbon dating." HVE Europa's headquarters are located in Amersfoort, The Netherlands. For fiscal 2000, HVE Europa had net sales of $8.0 million, which represented 2.7% of the Company's consolidated net sales for such period.

    In addition to its core research markets, HVE Europa supplies ion accelerator subsystems to a major equipment supplier in the high energy ion implantation market that supplies complete systems to semiconductor manufacturers. In addition, HVE Europa is currently assessing the feasibility of adapting its carbon dating systems for biomedical and biochemical applications.

    PRODUCTS

    HVE Europa's products include ion accelerator systems, research ion implanters, accelerator mass spectrometer systems and component parts such as accelerator tubes. In a particle accelerator, ions are accelerated to a high velocity under the influence of a strong electrical field and then fired into the material to modify its properties and/or analyze its structure. Accelerator mass spectrometer systems are specialized ion accelerator systems used for among others carbon dating in the fields of archeology, oceanography and geosciences.

    MARKETS AND CUSTOMERS

    Historically, demand for HVE Europa's products was driven by nuclear physics research. However, since the end of the Cold War, HVE Europa's products have been sold for various applications in materials science, including semiconductor research. Other applications include ratio spectrometry in archaeology, oceanography, geosciences, materials science and biochemistry. Accelerator mass spectrometer systems are used by universities and research institutes for carbon dating in the fields of archaeology, oceanography and geosciences. The demand for particle accelerator systems has historically been tied to the construction of new or expanded research facilities, which for educational institutions is mainly dependent upon grants and fund raising. More recently, HVE Europa has supplied ion accelerator subsystems to a major manufacturer of ion implantation equipment that sells to semiconductor manufacturers.

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

BACKLOG

    The Company's backlog was as follows as of the dates indicated (dollars in thousands):

                                       APRIL 29, 2000           APRIL 24, 1999           APRIL 25, 1998
                                   ----------------------   ----------------------   ----------------------
                                              PERCENTAGE               PERCENTAGE               PERCENTAGE
                                    AMOUNT     OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                   --------   -----------   --------   -----------   --------   -----------
ASI(1)...........................  $143,086       64.3%     $    --          --%     $    --          --%
Robicon..........................    44,296       19.9       35,741        59.2       36,790        48.0
PHI..............................    11,155        5.0        5,666         9.4       11,644        15.2
Maxima Technologies..............    13,129        5.9       10,324        17.1       12,394        16.2
Anderson.........................     1,782        0.8        4,057         6.7        4,133         5.4
HVE Europa.......................     9,168        4.1        4,607         7.6       11,604        15.2
                                   --------      -----      -------       -----      -------       -----
Total............................  $222,616      100.0%     $60,395       100.0%     $76,565       100.0%
                                   ========      =====      =======       =====      =======       =====

------------------------

(1) Does not include the backlog of ASI for the fiscal years ended April 24, 1999 and April 25, 1998, respectively.

    The Company believes that its backlog as of any particular date may not be indicative of sales for any future period. The Company expects that $201.9 million of its backlog will be shipped before April 28, 2001.

RESEARCH AND DEVELOPMENT

    Research and development activities are conducted separately by each operating unit. The Company's operating units focus on developing applications-engineered products designed to meet their customers' needs. Teams representing different functional areas within an operating unit work closely with customers early in the product design process to ensure that the product meets the customer's specifications and is designed for ease of manufacturing. In general, only Robicon, ASI and PHI have required substantial research and development expenditures. Research and development expenditures that the Company has made have resulted in innovative new products such as PHI's new ADEPT-1010 Dynamic SIMS, Robicon's Perfect Harmony series of medium voltage VFDs, Maxima's Intellisensor fuel measurement systems, HVE Europa's Radiocarbon Accelerator Mass Spectrometers and a series of Ultra Singletron accelerator systems and numerous applications-engineered products for Anderson's customers. PHI incurs significant research and development expenses due to the high technology content of its surface analysis instruments and its growth strategy of increasing penetration to the semiconductor fabrication market, increasing sales through the identification of new applications for its existing products, enhancements in the technological capability of its instruments, the development of application-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company's research and development expenses were $20.9 million, $17.6 million and $15.5 million for fiscal 2000, 1999 and 1998, respectively. In addition, the Company recorded charges to earnings of $1.7 million and $8.1 million in fiscal 2000 and fiscal 1998, respectively for the write-off of purchased research and development related to the acquisitions of CE&A, Maxima-Juarez/El Paso and PHI. Substantially all research and development expenses of the Company are related to Company-sponsored research.

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

EMPLOYEES

    At April 29, 2000 the Company had a total of 3,030 employees, of whom 3,015 were employed by the Company's operating units. The Company's domestic employees are not covered by collective bargaining agreements, however, substantially all of the personnel employed by its foreign subsidiaries belong to national workers' councils. The Company considers it relations with its employees to be good. The following table provides information relating to the employees of the Company's operating units as of April 29, 2000:

                                                                TOTAL
OPERATING UNIT                                                EMPLOYEES
--------------                                                ---------
ASI.........................................................    1,454
Robicon.....................................................      329
PHI.........................................................      417
Maxima......................................................      632
Anderson....................................................      119
HVE Europa..................................................       64
                                                                -----
    Total Operating Unit Employees..........................    3,015
                                                                =====

ITEM 2.--PROPERTIES

    The following are the principal operating facilities of the Company listed by operating unit, each of which includes general office and administrative space:

                                                                         USABLE SPACE
                                                                           (SQUARE
OPERATING UNIT                                        FUNCTION              FEET)       OWNED/LEASED
--------------                                -------------------------  ------------   ------------
ASI:
  Milan, Italy..............................  Design and assembly            45,000     Leased
  Monfalcone, Italy.........................  Design and assembly           270,000     Owned
  Montebello Vicentino, Italy...............  Design and assembly            37,980     Owned
  Brendola, Italy...........................  Design and assembly            27,000     Owned
  High Wycombe, Bucks, United Kingdom.......  Design and assembly            48,478     Leased
  Lyon, France..............................  Design and assembly            24,709     Leased

ROBICON:
  New Kensington, Pennsylvania..............  Design and assembly           123,000     Leased(a)
  Pittsburgh, Pennsylvania..................  Design and assembly            80,000     Owned

PHI:
  Eden Prairie, Minnesota...................  Design and assembly           206,800     Owned(b)
  Mountain View, California.................  Design and assembly            28,800     Leased(b)
  Sunnyvale, California.....................  Design and assembly            74,859     Leased(c)

MAXIMA:
  Lancaster, Pennsylvania...................  Design and assembly            71,873     Leased(a)
  Barcelona, Spain..........................  Design and assembly            76,803     Leased(a)
  El Paso, Texas............................  Warehouse                      20,000     Leased
  Juarez, Mexico............................  Assembly                       75,000     Leased

ANDERSON:
  Sterling, Massachusetts...................  Plastic injection molding
                                              and assembly                   42,400      Leased(a)
  Sterling, Massachusetts...................  Plastic injection molding
                                              and assembly                   31,000      Leased(a)
  Fermoy, Ireland...........................  Plastic injection molding
                                              and assembly                   23,000      Leased

HVE EUROPA:
  Amersfoort, The Netherlands...............  Design and assembly            60,000     Owned

------------------------

(a) The Company holds a fair value purchase option on these facilities.

(b) Approximately 26,000 square feet of space at the PHI facility in Eden Prairie, Minnesota and 10,944 sq. ft in Mountain View, California are currently leased by PHI to third parties.

   Approximately 7,133 sq. ft of space at the ASI facility at High Wycomb, Bucks, UK is leased to a third party.

(c) The building at Kifer Rd. Sunnyvale, California was under leasehold improvement construction as of April 29, 2000.

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

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is not publicly traded.

ITEM 6.--SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                             (DOLLARS IN THOUSANDS)

    The Selected Historical Consolidated Financial Data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of-and for each of the fiscal years in the five-year period ended April 29, 2000, are derived from the audited consolidated financial statements of High Voltage Engineering Corporation and its subsidiaries, as restated.

    The Selected Historical Consolidated Financial Data of the Company should be read in conjunction with the audited historical consolidated financial statements of Company for the fiscal years in the three-year period ended April 29, 2000 and the notes thereto included elsewhere herein.

                                                                FISCAL YEAR ENDED
                                            ---------------------------------------------------------
                                            APRIL 29,   APRIL 24,   APRIL 25,   APRIL 26,   APRIL 27,
                                              2000        1999        1998        1997        1996
                                            ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
  Net sales...............................  $300,174    $248,054    $217,907    $145,620    $119,906
  Cost of sales (Includes restructuring
    charge--inventory markdown of $855 in
    fiscal 2000)..........................   211,831     159,209     139,174      96,995      78,347
                                            --------    --------    --------    --------    --------
      Gross profit........................    88,343      88,845      78,733      48,625      41,559
  Administrative and selling
    expenses(b)...........................    62,120      51,655      49,292      30,269      27,990
  Research and development expenses.......    20,910      17,579      15,456       8,622       7,321
  Write off of purchased in-process
    research and development..............     1,650          --       8,100          --          --
  Restructuring charge(a).................     1,795         580         186          --         150
  Reimbursed environmental and litigation
    costs, net(c).........................       404         293       3,633          26        (450)
  Other, net(d)...........................     7,374      (1,424)        451       2,234       1,163
                                            --------    --------    --------    --------    --------
      (Loss) income from operations.......    (5,910)     20,162       1,615       7,474       5,385
  Interest expense........................    21,791      19,854      18,159      10,845      10,292
  Interest income.........................       921       1,897       1,008         351         278
    (Loss) income from continuing
      operations before income taxes,
      discontinued operations and
      extraordinary item..................   (26,780)      2,205     (15,536)     (3,020)     (4,629)
  Income taxes (credit)...................       887      (2,112)       (610)        106      (3,238)
                                            --------    --------    --------    --------    --------
  (Loss) income from continuing operations
    before discontinued operations and
    extraordinary item....................   (27,667)      4,317     (14,926)     (3,126)     (1,391)
  Discontinued operations:
    Income from discontinued operations,
      net of income taxes.................        --       1,083         875         629         793
    Gain on disposal of discontinued
      operations, net of income taxes.....       559       9,633       8,771          --       1,633
  Extraordinary loss, net of income
    taxes.................................        --          --      (7,464)       (259)       (422)
                                            --------    --------    --------    --------    --------
  Net (loss) income.......................  $(27,108)   $ 15,033    $(12,744)   $ (2,756)   $    613
                                            ========    ========    ========    ========    ========

                                                                FISCAL YEAR ENDED
                                            ---------------------------------------------------------
                                            APRIL 29,   APRIL 24,   APRIL 25,   APRIL 26,   APRIL 27,
                                              2000        1999        1998        1997        1996
                                            ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA (AT PERIOD END):
  Working capital.........................  $  7,184    $ 67,299    $ 52,196    $  9,371    $ 11,894
  Total assets............................   363,999     250,235     233,270     113,587     113,718
  Total debt (including redeemable put
    warrants).............................   208,530     178,787     178,919      88,201      84,671
  Redeemable preferred stock..............    40,642      35,229      30,457      11,474      10,995
  Stockholders' deficiency................   (74,251)    (41,340)    (51,217)    (36,736)    (33,482)
OTHER DATA:
  Adjusted EBITDA(e)......................  $ 22,594    $ 29,764    $ 22,858    $ 13,059    $  9,303
  Depreciation and amortization(f)........    16,643      10,153       6,917       3,325       2,827
  Capital expenditures(g).................    14,124      12,484       5,426       4,363       2,914
  Backlog.................................   222,616      60,395      76,565      64,589      57,981
  Ratio of earnings to fixed charges(h)...     0.04x       1.09x          --          --          --
OPERATING UNIT DATA:
  Net sales:
    ASI...................................  $ 53,960    $     --    $     --    $     --    $     --
    PHI...................................    73,367      65,965      50,531          --          --
    Maxima................................    61,194      60,931      37,958      32,482      32,514
    Robicon...............................    74,913      84,299      94,192      83,096      56,145
    Anderson..............................    28,689      27,371      25,249      21,554      21,509
    HVE Europa............................     8,051       9,488       9,977       8,488       9,738
                                            --------    --------    --------    --------    --------
      Total net sales.....................  $300,174    $248,054    $217,907    $145,620    $119,906
                                            ========    ========    ========    ========    ========
  Adjusted EBITDA:
    ASI...................................  $ (5,762)   $     --    $     --    $     --    $     --
    PHI...................................     9,197       8,521       7,305          --          --
    Maxima................................     8,672       9,127       5,491       4,338       4,230
    Robicon...............................     3,407       5,927       8,140       6,030       1,425
    Anderson..............................     7,939       7,472       6,342       4,885       5,240
    HVE Europa............................     1,163       1,334       1,408         673       1,146
                                            --------    --------    --------    --------    --------
      Total operating unit Adjusted
        EBITDA............................    24,616      32,381      28,686      15,926      12,041
    Corporate overhead....................    (2,022)     (2,617)     (5,828)     (2,867)     (2,738)
                                            --------    --------    --------    --------    --------
      Total Adjusted EBITDA...............  $ 22,594    $ 29,764    $ 22,858    $ 13,059    $  9,303
                                            ========    ========    ========    ========    ========
CASH FLOW PROVIDED BY (USED FOR):
    Operating activities..................  $   (251)   $  9,827    $ (9,005)   $    627    $ (6,360)
    Investing activities..................   (70,555)     13,106     (61,012)     (3,066)      5,729
    Financing activities..................    46,145      (7,724)     85,460       1,893       1,853

   See accompanying Notes to Selected Historical Consolidated Financial Data.

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

(a) In fiscal 2000, the Company incurred a total restructuring charge of $2,650 comprised primarily of: (i) $1,830 at PHI for severance and inventory markdown relating to the outsourcing of certain manufacturing activities,
    (ii) $820 at Robicon for severance relating to the reduction of some engineering and administrative headcount. In fiscal 1999, the Company incurred a total restructuring charge of $580 comprised primarily of: (i) $390 at Robicon for severance relating to the reduction of some engineering and administrative headcount, (ii) $190 at PHI for severance paid to a former executive. In fiscal 1998, the Company incurred restructuring costs of $186 at PHI relating to a program designed to reduce costs to manage the weaker order rates expected from Asia. In fiscal 1996, the Company incurred restructuring costs of $150 in connection with the closing of a sales office in Europe.

(b) Adjusted EBITDA excludes severance expenses of $636 and $456 included in administrative and selling expenses in fiscal 1998 and 1996, respectively. See note (e) below.

(c) Represents insurance recoveries related to environmental litigation, remediation and consequential damages, net of actual legal costs, estimated settlement costs and changes in cost remediation estimates in connection with two properties formerly owned by the Company in Burlington, Massachusetts and Woodbridge Township, New Jersey.

(d) Other, net is comprised of the following:

                                                                       FISCAL YEAR ENDED
                                                   ---------------------------------------------------------
                                                   APRIL 29,   APRIL 24,   APRIL 25,   APRIL 26,   APRIL 27,
                                                     2000        1999        1998        1997        1996
                                                   ---------   ---------   ---------   ---------   ---------
Writedown of notes receivable and impaired
  capital equipment..............................   $1,236      $   250      $  --      $   --      $1,200
Net loss (gain) on disposition of miscellaneous
  assets.........................................      163          507       (710)       (230)        (83)
Facilities (income) expense, net.................     (357)        (219)      (390)        319         (57)
Recoveries of aborted acquisition, offering costs
  and related litigation, net....................       28       (1,809)     1,442       2,145          --
Patent defense costs and related litigation, net
  of recoveries..................................      901           35         --          --          --
Equity in earnings of joint venture..............      239         (188)       109          --          --
Bondholders' consent fees and related costs......    3,451           --         --          --          --
Asset securitization costs.......................      895           --         --          --          --
Subassembly operation exit costs.................      405           --         --          --          --
Facility relocation costs........................      413           --         --          --         103
                                                    ------      -------      -----      ------      ------
Total............................................   $7,374      $(1,424)     $ 451      $2,234      $1,163
                                                    ======      =======      =====      ======      ======

(e) Adjusted EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, amortization and non-recurring items. Non-recurring items are comprised of: (i) restructuring charge, reimbursed environmental and litigation costs, net, and other, and (ii) non-recurring severance payments of $636 and $456 to certain former senior executives included in administrative and selling expenses of the Company in fiscal 1998 and 1996, respectively, and (iii) purchase accounting expenses relating to the acquisition of CE&A of $1,650 in fiscal 2000, and purchase accounting expenses relating to the acquisitions of PHI of $6,800 and Stewart Warner of $2,620 in fiscal 1998. See notes (a) through (d) above and notes B and H to "Notes to Consolidated Financial Statements" of High Voltage Engineering Corporation and subsidiaries. Adjusted EBITDA is not considered a measure of performance under GAAP. While

    Adjusted EBITDA should not be considered as a substitute for net income, cash flows from operating activities, other income or cash flow statement data prepared in accordance with GAAP, or a measure of profitability or liquidity, management understands that some form of EBITDA is often used as a measurement in evaluating companies. In particular, since Adjusted EBITDA excludes the non-recurring items described above, the Company believes that trends in Adjusted EBITDA may provide meaningful information as to the Company's ability to satisfy its cash requirements on an on-going basis. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA, as defined therein, is used as a measure of financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of performance determined in accordance with GAAP and an analysis of changes in Adjusted EBITDA in recent periods. Investors should note, however, that "Adjusted EBITDA" as used in this document may not be comparable to similarly titled measures presented by other companies and could be misleading, since not all companies and analysts calculate such measures in the same fashion or on the same basis.

(f) Depreciation and amortization excludes $810, $1,069, $1,051, and $757 attributable to discontinued operations in fiscal 1999, 1998, 1997 and 1996, respectively, and $217, $194 and $147 related to assets held for sale in fiscal 2000, 1999 and 1998, respectively.

(g) Capital expenditures include assets acquired under capital leases and exclude capital expenditures from discontinued operations in the amounts of $332, $1,355, $647 and $3,045 in fiscal 1999, 1998, 1997 and 1996, respectively.

(h) For purposes of this computation, earnings are defined as income or loss from continuing operations before income taxes, discontinued operations and extraordinary item and fixed charges. Fixed charges are the sum of: (i) interest cost; (ii) accretion of redeemable put warrants;
    (iii) amortization of deferred financing costs; (iv) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one third); (v) accretion of preferred stock; (vi) preferred stock dividends; and (vii) capitalized interest. Earnings were inadequate to cover fixed charges by $15,536, $3,020 and $4,629 in fiscal 1998, 1997 and 1996, respectively.

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to certain acquisitions completed by the Company. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission, and specifically the latest "Risk Factors" section, in the Company's most recent Registration Statement on Form S-4 on file. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make. The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data and the consolidated financial statements and notes thereto contained elsewhere in this document.

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

ACQUISITION OF ANSALDO SISTEMI INDUSTRIALI S.P.A.

    On December 22, 1999, the Company acquired all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"), from Ansaldo Invest, S.p.A., an Italian corporation, which is the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $29,061 in cash and Italian bank financing. The acquisition was completed on January 18, 2000. The purchase price is subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. The Company has filed for arbitration in Italy to settle this final purchase price adjustment and both parties are continuing negotiations.

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding capital stock of CE&A for an aggregate consideration of $38,624 in cash reduced by the amount of all debt of CE&A outstanding at the closing.

ACQUISITION OF INDUSTRIAL POWER RECTIFIER BUSINESS

    On December 31, 1998, Robicon acquired certain assets of GE's Industrial Power Rectifier business for $3.2 million in cash and entered into certain Related agreements with GE including a license agreement and a production services agreement. Due to the extended lead times involved with these products the Company does not anticipate recognizing material revenue from the assets acquired from GE until fiscal 2001.

RESULTS OF OPERATIONS

CONSOLIDATED

    Net sales for fiscal 2000 were $300.2 million, which was a $52.1 million or 21.0% increase from fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, and net sales from ASI, which was acquired on December 22, 1999, net sales decreased $19.6 million, or 7.9%, during fiscal 2000. The Company reported a net loss from continuing operations of $27.7 million for fiscal 2000 compared to net income of $4.3 million for fiscal 1999. The loss was due primarily to: (i) lower sales volume, (ii) additional restructuring charges at Robicon and PHI, (iii) acquisition related expenses at ASI, (iv) incremental non recurring costs, and (v) a reduction of interest income.

SEGMENT ANALYSIS:

FISCAL 2000 COMPARED TO FISCAL 1999

    THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $128.9 million for fiscal 2000 which was a increase of $44.6 million, or 52.9% from fiscal 1999. Excluding net sales from ASI, which was acquired on December 22, 1999, net sales for Robicon decreased $9.4 million during fiscal 2000 as compared to fiscal 1999. At the end of fiscal 1999 Robicon's backlog was at a three year low. This decline in backlog coupled with lead time on orders of three to six months, resulted in a net sales decline at Robicon. Specifically, the decline in net sales was a result of reduced shipments of medium voltage variable frequency drives into the international oil and gas markets which, until recently suffered from reduced capital spending due to low energy prices, combined with a slow down in demand for Robicon's low voltage drives due to softness in the municipal marketplace, and the cyclical nature of power control system orders. The backlog at April 29, 2000 has increased $8.6 million or 23.9% over the ending backlog at April 24, 1999.

    Operating income decreased $12.6 million to a loss of $8.8 million in fiscal 2000 as compared to income of $3.7 million in fiscal 1999. Excluding an operating loss of $8.0 million at ASI, operating income decreased $4.6 million during fiscal 2000 to a loss of $0.8 million as compared to fiscal 1999. This decrease in operating income was the net result of a decline in the gross margin percentage of 3.3% or $2.5 million on fiscal 2000 sales due to reduced shipment into core markets such as the international oil and gas markets; the introduction by several major global competitors of new products in fiscal 1999 which competed directly with Robicon's products thus driving the sales price lower than the prior year; $0.8 million in restructuring expense and $0.9 million expense relating to the Toshiba litigation. To combat the increased pressure from competition Robicon introduced their 3rd generation medium voltage drive in late fiscal 1999 which is substantially smaller and less costly. Robicon benefited from the 3rd generation medium voltage drive throughout fiscal 2000 and believes it was able to maintain market share against increased competition. The Company believes that the price erosion trend has stopped coupled with a return to higher global energy prices and further believe that some of Robicon's competitors are actually retrenching slightly. During the first and third quarters of fiscal 2000, the Company took actions to reduce costs at Robicon to compensate for the slow down in some of its served markets mentioned above and to leverage the new ASI synergies. These actions resulted in the Company recording a $0.8 million restructuring charge for severance relating to the reduction of headcount at Robicon.

    The loss of $8.0 million at ASI for the period of January 1, 2000 through the end of fiscal 2000 was primarily the result of (i) lower volume as compared to prior period results, (ii) higher personnel costs due to a delay in the implementation of planned headcount reductions, (iii) cost overruns resulting from quality issues on certain contracts in process at the time of the acquisition; and (iv) additional expenses resulting from the acquisition.

    It is the Company's belief that the acquisition of ASI will improve the operating results of both Robicon and ASI. The combination of these businesses should substantially improve the competitive position by expanding the product offerings, expanding domain expertise, eliminating niche competition between the businesses, and providing critical mass with regards to sourcing volume. In addition, the Company has a plan to improve operating profitability specifically at ASI by reducing headcount, limiting the use of outside contractors, the simultaneous closing and integration of the ASI U.S. operations into Robicon, the selling of the ASI U.K. systems business and the upgrade of the ASI leadership team. Certain cost savings related to shared services and facility rent were also negotiated in connection with acquisition of ASI.

    THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $73.4 million for fiscal 2000 which was an increase of $7.4 million, or 11.2% from fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales for PHI decreased $11.4 million during fiscal 2000 as compared to the fiscal 1999. The decrease was the result of softness with PHI's AUGER product, the 680 and a slower than anticipated acceptance of PHI's wafer tools in the semiconductor market, weaker sales of PHI's Trift products as well as reduced ESCA product sales to industrial lab markets. The Company believes that the AUGER products will rebound during fiscal 2001 as acceptance of the Smart Tool with in the market has increased with sales to PHI's larger customers. Operating income decreased $8.9 million to a loss of $4.6 million in fiscal 2000 as compared to income of $4.4 million in fiscal 1999. Excluding operating income from CE&A, which included a charge of $1.7 million to write off purchased in-process research and development expense, which had been valued in accordance with purchase accounting procedures, operating income decreased $9.5 million to a loss of $5.1 million during fiscal 2000 as compared to income of $4.4 million in fiscal 1999. This decrease in operating income was the net result of a decline in the gross margin percentage of 5.0% or $2.7 million on PHI's fiscal 2000 sales due to the sales decline of the AUGER products (which is PHI's highest gross margin product line) of 13% compared to fiscal 1999, an overall discount rate increase for all U.S. sales of 2%, a high mix of shipments into Japan, which have a lower gross margin, $1.8 million in restructuring expense, and losses recorded in the Company's Joint Venture with ULVAC.

    THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $28.7 million for fiscal 2000 which was an increase of $1.3 million or 4.8% from fiscal 1999. The increase is due to growth in the telecommunications networking equipment market and the continued focus by Anderson on their niche custom high power/current connectors products. Operating income increased slightly $0.1 million to $6.3 million for fiscal 2000 as compared to fiscal 1999 due to favorable product mix during the year.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $61.3 million for fiscal 2000 which was a slight increase of $0.3 million, or 0.5%, from fiscal 1999. Gross profit for fiscal 2000 declined $2.2 million or 11.35% compared to fiscal 1999. This decrease is the result of higher warranty costs on some discontinued Stewart Warner brand products and a shift toward lower margin products.

The decrease was partially offset by expense savings due to the efficiencies obtained in combining the acquired Stewart Warner Instruments Company operations with those of the Company's existing Maxima Technologies subsidiary. Operating income decreased slightly to $6.0 million during fiscal 2000 compared to fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

    THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $84.3 million for fiscal 1999 which was a decrease of $9.9 million, or 10.5% from fiscal 1999. The reduction in net sales was due to a $13.1 million decrease in sales of power control systems. The power control systems decrease related to reduced shipments to the polysilicon extraction markets and a $2.6 million decrease in sales of low voltage VFDs as a result of customer requested delays offset by an 22.5% increase in service revenue due to a new distribution agreement with Argo International Corporation and the continued growth in sales (14.6%) on medium voltage VFDs. Operating income decreased $3.8 million to $3.7 million in fiscal 1999 as compared to fiscal 1998. The decrease in operating income was primarily a result of lower gross profit due to lower net sales which was offset by lower commission expense of approximately $1.3 million and a decrease in selling and administrative expenses in response to the reduction in net sales. Also, Robicon recorded a $0.4 million restructuring charge relating to the reduction of some engineering and administrative headcount.

    THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $66.0 million for fiscal 1999 which was an increase of $15.4 million, or 30.5% from fiscal 1998. This increase is due to the fact fiscal 1998 reflects 9 months of activity due to the purchase of PHI on August 8, 1997. Operating income increased $7.2 million to $4.4 million in fiscal 1999 as compared to fiscal 1998. This increase in operating income was primarily due to a $5.8 million charge in fiscal 1998 to write off in-process research and development expense.

    THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $27.4 million for fiscal 1999 which was an increase of $2.1 million or 8.4% compared to fiscal 1998 due to continued growth in the uninteruptible power supply markets as well as the telecommunications and networking equipment markets in North America and Europe. Operating income increased $0.9 million to $6.2 million for fiscal 1999 as compared to fiscal 1998.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $60.9 million for fiscal 1999 which was an increase of $22.9 million, or 60.6%, from fiscal 1998. Excluding net sales from Maxima-Juarez/El Paso of $21.8 million, which was acquired during fiscal 1998, net sales increased $1.1 million or 3.3%. The increase was due to higher shipments in both the United States and Europe. Operating income increased $5.2 million to $6.2 million during fiscal 1999 compared to fiscal 1998. During fiscal 1998 Maxima-Juarez/El Paso recorded charges of $2.3 million to write off purchased in-process research and development expenses, which had been valued in accordance with purchase accounting procedures. The gross profit from the increased sales and expense savings of approximately $1.1 million due to operational efficiencies were offset by higher warranty costs on some discontinued Stewart Warner brand products.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales, as well as proceeds from financing activities.

    The Company has made significant acquisitions which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversly impact their ability to manage the Company's existing businesses.

    The Company maintains a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is primarily maintained to fund the Company's working capital requirements and has a $10.0 million sub-limit for the issuance of standby letters of credit. On December 29, 1999, in connection with the Receivables Purchase Facility, the Revolving Credit Facility was amended to exclude as collateral certain domestic receivables sold pursuant to the Receivable Purchase Facility, described below, and included certain property, plant and equipment of certain domestic subsidiaries. The Revolving Credit Facility was also amended to extend the expiration date to August 1, 2003. As of April 29, 2000, the Revolving Credit Facility was amended (the "Third Amendment to Revolving Credit Facility") to among other things reduce the credit availability to $5.0 million upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined, and to amend certain restrictive covenants, as defined. In addition, the amendment requires the Company to terminate or refinance the Receivables Purchase Facility upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined. In connection with the above, the Company intends to refinance the Revolving Credit Facility and the Receivables Purchase Facility prior to February 1, 2001. Borrowings outstanding under the Revolving Credit Facility as of April 29, 2000 were $8.4 million. There were $3.2 million in letters of credit commitments outstanding resulting in credit availability under this facility of $12.4 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company.

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, other domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22.5 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. At April 29, 2000, $13.2 million was utilized under the Receivables Purchase Facility. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $0.9 million at April 29, 2000, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. As of April 29, 2000, the Receivables Purchase Facility was amended (the "First Amendment to Receivables Purchase Agreement") to conform certain restrictive covenants to the Third Amendment to the Revolving Credit Facility.

    As of April 29, 2000, the Company had total indebtedness (including redeemable put warrants) of $208.5 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $43.1 million.

    On December 22, 1999, the Company received the consent (the "Consent Solicitation") of the holders of its outstanding $155.0 million, 10 1/2% Senior Notes (the "Notes") due 2004, for the waiver of, and amendment to, certain provisions of the indenture governing the Notes (the "Indentures"). As more fully described in the Consent Solicitation, the Company entered into a series of transactions including (i) the acquisition of ASI; (ii) the simultaneous purchase by the Company of $8.5 million 5.0% unsecured notes of Nicole Corporation (the "Nicole Intercompany Notes"), a wholly owned subsidiary of the Company; (iii) the pledge by the Company of the Nicole Intercompany Notes to secure the Company's obligations under the Notes; (iv) permission for the Company to sell certain account receivables to a limited purpose unrestricted subsidiary of the Company, pursuant to the Receivables Purchase Facility. The purpose of the waivers was to waive any default arising under the Indenture as a result of the completion of the ASI acquisition and the purchase by the Company of the Nicole Intercompany Notes. The principal purposes of the amendments were
(i) to designate Nicole Corporation as an unrestricted subsidiary of the Company, as defined under the Indenture; and (ii) to amend the amount available to the Company to make Restricted Payments; and (iii) to include as Permitted Investment the transfer of certain accounts receivable of the Company's subsidiaries pursuant to the Receivables Purchase Facility. In consideration of the Consent Solicitation, the Company, (i) paid a Consent Fee and related costs of $3.5 million; (ii) increased the amount of interest payable on the Notes to 10 3/4% until such time the Company is able to incur additional indebtedness under the Indenture; (iii) offered as collateral for the Notes the PHI Eden Prairie facility and a pledge of the Nicole Intercompany Notes.

    As of April 29, 2000, the Company had outstanding redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right, as of May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary. In connection with the above, the Company intends to refinance the Revolving Credit Facility and the Receivables Purchase Facility prior to February 1, 2001. The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Senior Notes other than in connection with a refinancing.

    The Company's working capital was $7.2 million and $67.3 million at April 29, 2000 and April 24, 1999, respectively. The Company's results from continuing operations for the fiscal 2000 used $0.2 million in cash which is a decrease of $8.8 million over fiscal 1999. Net loss after adjustments to reconcile to net cash from operating activities used cash of $7.4 million, plus cash provided by working capital of $7.1 million.

    The Company invested $14.1 million in capital expenditures during fiscal 2000, primarily at PHI for additional new product demonstration units and research and development equipment. The Company used $62.0 million for the purchase of CE&A on July 2, 1999, and ASI on December 22, 1999, net of cash acquired.

    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar division. The price for Natvar was $26.0 million paid in cash. The Company recorded a gain on the disposal of $9.3 million, net of taxes and transaction related expenses.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities.

    In June 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not believe adoption will have a material impact on its financial statement disclosures.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued
SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101 to the fourth fiscal quarter of fiscal 2001. The Company is currently evaluating the impact that SAB 101 will have on its financial reporting requirements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and is generally effective July 1, 2000, with certain conclusions in this Interpretation covering specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Management believes the adoption of FIN
No. 44 will not have a material impact on our financial position, results of operations or cash flows.

YEAR 2000

    An issue which the Company faced was whether computer systems and applications would recognize and process the Year 2000 and beyond. The Company has not experienced any known material adverse impacts on our current products, internal information systems, and non information technology systems (equipment and systems) as a result of the year 2000 issue. In addition, the Company believes it had devoted sufficient resources to identify and monitor customers, suppliers and others whose failure to identify and remediate their internal systems or product offerings would have adversely affect the operations of the Company. However, there can be no assurance that the customers, suppliers and others will continue to operate without incurring Year 2000 compliance issues.

    Costs related to the Year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant has not been material to its business, operations, financial condition, liquidity and capital resources. Those estimates do not include any allocation with respect to time devoted by regular employees of the Company to these efforts, since the Company does not separately track that time. There are uncertainties as to the future costs associated with the Year 2000 date change but the Company believes that any future costs will not be material to its financial condition.

ITEM 7A.-- QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note Q to the Company's consolidated financial statements included under Item 8.

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

FOREIGN CURRENT RISK

    The Company manufactures product in the U.S., Italy, The Netherlands, Spain Germany, France, England and Mexico and sells products worldwide. Therefore the Company's operating results are subject to fluctuations in foreign currency exchange rates, as well as the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign currencies could adversely affect the Company's future operating results. Additionally, currency fluctuations could improve the competitive position of the Company's foreign competition if the value of the U.S. Dollar rises in relation to the local currencies of such competition. The Company sometimes enters into forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. All forward exchange contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in operating results. Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in current income.

ITEM 8.-- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-43 of this annual report Form 10-K.

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers, directors and key employees of the Company as of April 29, 2000 were as follows:

NAME                                       AGE                            POSITION
----                                     --------   -----------------------------------------------------
Laurence S. Levy.......................     44      Chairman of the Board, Vice President and Director

Clifford Press.........................     46      Deputy Chairman of the Board, President and Director

Russell L. Shade, Jr...................     50      Chief Executive Officer and Director

Joseph W. McHugh, Jr...................     45      Vice President and Chief Financial Officer

Gary J. Rauscher.......................     42      President of Robicon

John R. Haddock........................     53      President of PHI

Oddie V. Leopando......................     54      President of Maxima

James A. Colony........................     42      President of Anderson

Renee Koudijs..........................     54      Managing Director of HVE Europa

Edward Levy............................     36      Director

H. Cabot Lodge III.....................     44      Director

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

    RUSSELL L. SHADE, JR. is the Chief Executive Officer and a Director of the Company. Prior to joining the Company, Mr. Shade was Vice President, Industrial Systems, at GE. Mr. Shade was named a Corporate Officer of GE and Vice President of GE Drive Systems in March 1995. During his 25-year career with GE, Mr. Shade held numerous design, engineering, and manufacturing positions in power generation, as well as general management positions in the military and industrial product lines. Mr. Shade graduated from M.I.T with a Master of Science degree in Mechanical Engineering and holds five U.S. patents.

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

    GARY J. RAUSCHER was appointed acting President of Robicon effective
June 25, 1999 and subsequently appointed as President on January 18, 2000. Prior to being appointed President, Mr. Rauscher was Vice President of Engineering from 1996. From 1984 to 1996, Mr. Rauscher worked at Allen-Bradley, a division of Rockwell International. He held numerous engineering management positions in the Industrial Automation Products Group and in Corporate Research and Engineering. From 1980 to 1984 he worked at Reliance Electric on large drive systems for Paper Industry applications. Mr. Rauscher graduated with a Bachelor degree in Electrical Engineering from Cleveland State University.

    JOHN R. HADDOCK became the President of PHI effective July 6, 1998. Prior to being appointed President of PHI, Mr. Haddock was Senior Vice President, Marketing for Ryder Systems, Inc. from 1994 to 1997. Prior to 1994, Mr. Haddock was employed by GE. During his 13-year career with GE, Mr. Haddock held numerous general manager and senior marketing positions. Mr. Haddock holds a Masters degree in business from the Harvard Business School and a Bachelor of Science degree in Mechanical Engineering from the University of Birmingham, England.

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

    H. CABOT LODGE III became a Director of the Company effective August 8, 1997. Mr. Lodge is Executive Vice President of iStar Financial, the largest publicly traded finance company focused on the commercial real estate industry. He is a principal of Carmel Lodge LLC, a New York based financial advisory firm he founded in 1996. Mr. Lodge also served as Executive Vice President, Managing Director and in other senior management positions at W.P. Carey & Co., an investment banking firm from 1983 to 1995. Mr. Lodge is a director of Meristar Hospitality Corporation and of TelAmeria Media, Inc. From 1995 to 1997 Mr. Lodge was Chairman of Superconducting Core Technologies, Inc. ("SCT"), a manufacturer of high tech wireless telecommunications equipment he co-founded in 1988. Mr. Lodge is a graduate of Harvard University and the Harvard Business School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

ITEM 11.--EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 2000, 1999 and 1998 Laurence S. Levy and Clifford Press, the Company's Chairman of the Board and a Director, and President and a Director, respectively (who together comprised the Board of Directors during fiscal 1997) established the compensation of the Company's executive officers, including their own compensation. The Board of Directors established the Compensation Committee and appointed Mr. Edward Levy and Mr. Clifford Press as members during the second quarter of fiscal 1998.

EXECUTIVE COMPENSATION

    Not applicable.

EMPLOYMENT AGREEMENTS

    Russell L. Shade, Jr., the Company's Chief Operating Officer and a Director, entered into an employment agreement with the Company (the "Employment Agreement"), dated February 24, 1998. For each year of Mr. Shade's employment, the Compensation Committee of the Company's Board of Directors will establish a base salary and an incentive compensation program generally based upon the Company's performance. The Employment Agreement contains a customary confidentiality provision and an agreement that Mr. Shade will not, for three years after his employment ends, engage in business competitive with the Company or solicit customers or employees of the Company.

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

VALUE CREATION PLAN AND RELATED PLANS

    The Company's Value Creation Plan (the "VCP") is a long-term cash incentive compensation plan for certain key officers and employees of the Company which is intended to provide participants in the VCP with an opportunity to share in an increase in the value of the Company or operating unit with which the participating employee is associated. The VCP is designed to provide incentives for employees in the Company's by tracking increases in the economic value based generally upon a multiple of EBITDA, as defined in the VCP, but also reflecting actual proceeds of dispositions of operating units or public offerings of operating units. An aggregate amount equal to up to 5-7% of the incremental increases in value achieved in the Company is allocated to the VCP. In the event that the value of the Company or any of the operating units increases over time, the interests of its participating employees in the VCP will increase proportionally.

    Interests are granted in the VCP to certain key employees as they are hired or promoted and vest over five years. The value of an employee's interest is based on increases in value (based generally on a multiple of EBITDA but also reflecting actual proceeds of dispositions of operating units or public offerings by operating units) from the date of grant to the end of the year prior to the determination date. Vested interests are cashed out when an employee leaves the Company or retires, or when his operating unit is sold or he is transferred to another division; provided that if the employee is dismissed for cause, his interests (vested and unvested) are forfeited. Subject to the Company's discretion to defer cash payments, an employee may cash out up to 50% of his vested interest while remaining employed. The VCP is a non-qualified and non-funded plan. While Messrs. Leopando, Haddock, and McHugh have each received interests in the VCP, Mr. Laurence S. Levy, Mr. Press and Mr. Shade currently do not participate in the VCP. As of April 29, 2000, the Company had an accrued liability of $3.2 million under the VCP.

RETIREMENT PLANS

    The Company maintains the High Voltage Engineering Corporation 401(k) Retirement Plan, a Section 401(k) savings plan for qualified domestic employees, pursuant to which the Company matches fixed employee contributions up to $1,800 and currently contributes an annual profit-sharing amount equal to 2.5% of the employee's annual salary and bonus. Messrs. Laurence S. Levy, Press, Leopando, Shade, and McHugh currently participate in this plan.

    The Company also maintains the High Voltage Engineering Corporation Retirement Plan (the "Retirement Plan"), a defined benefit plan, which provides for the payment of annual pension benefits, payable on retirement, based on the participating employee's salary during the time of accrual. Participation in the Retirement Plan, and the accrual of additional benefits thereunder, was frozen by the Company in 1992. Messrs. Laurence S. Levy and Press will receive monthly benefits under the

Retirement Plan of $191.05 and $148.35, respectively, beginning upon their retirement. Messrs. Shade and Haddock do not participate in the Retirement Plan.

STOCK APPRECIATION RIGHTS PLAN

    In 1998 PHI created a Phantom Stock Appreciation Rights Plan ("PSAR") which has two variations, an Appreciation Rights Plan, under the terms of which PSARs are offered at the fair market value ("FMV") of PHI and its wholly owned subsidiaries including, CE&A and a Discounted Appreciation Rights Plan, under the terms of which PSARs are offered at a discounted FMV. The authorized amount of PSARs which can be issued under these Plans equals 12% of the authorized capital of PHI. The Plans are designed to provide incentives for employees of PHI and CE&A, by tracking increases in the FMV of the combined PHI and CE&A subsidiaries. The exercise rights under the Plans are subject to vesting schedules ranging from 4 to 5 years from date of award. The Plans have a ten year termination date. Participants in the Plans are key employees, including officers. Discounted PSARs were issued to certain employees of CE&A who at the time of the acquisition of CE&A by PHI in July of 1999 had an "in the money value" of their unvested CE&A options. The discount amounted equal 75% of the then combined FMV. The CE&A vesting schedule was carried over for the exercise rights of these discounted PSARs. The total number of PSARs issued and outstanding as of April 29, 2000, were 417,216. Additionally, PHI created a Deferred Value Plan, which is a deferred compensation plan and does not include the issuance of PSARs. The Plan was created for the benefit of certain CE&A employees at the time of the CE&A acquisition in July of 1999. Awards earn interest at the rate of prime as of July 1st of each year, plus 1%. Exercise rights are subject to a four or five year vesting schedule from date of award. No additional awards have been made under this Plan since its inception. At the time employees exercise their vested rights under any of these three plans, they must execute a Protection Agreement which, among other items, stipulates that for a period of 18 months after termination of a Participant's employment by PHI, or any of its subsidiaries (the "PHI Group") the employee cannot participate in any business which is then in competition with the PHI Group. Appreciation Rights PSARs are awarded at their FMV to certain employees as they are hired or promoted. All three Plans are non-qualified and non-funded. As of April 29, 2000, the Company has recorded an accrued liability of $2.7 million under these Plans.

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

                                                                    COMMON STOCK
                                                              -------------------------
                                                              NUMBER OF    PERCENT OF
NAME OF STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS         SHARES     COMMON SHARES
------------------------------------------------------        ---------   -------------
Letitia Corporation(1)......................................    1,000         92.4%
Laurence S. Levy(1)(2)......................................    1,000         92.4%
Clifford Press(1)(3)........................................    1,000         92.4%
Russell L. Shade, Jr........................................     0.60(4)        --(5)
James A. Colony.............................................       --           --
John R. Haddock.............................................       --           --
Oddie V. Leopando...........................................       --           --
Edward Levy.................................................       --           --
H. Cabot Lodge III..........................................       --           --
Directors and executive officers as a group.................    1,000         92.4%

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

(5) Mr. Shade beneficially own less than 1% of the Company's common stock.

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

    The management fees paid to Hyde Park and its affiliates were $750,000, $750,000 and $769,535 for fiscal 2000, 1999 and 1998, respectively. Under the terms of the Indenture, while there are any of the Senior Notes outstanding, management fees to Hyde Park in excess of $750,000 for any fiscal year of the Company subsequent to August 8, 1997 are limited by the Indenture. Acquisition and disposition fees have been calculated as an amount equal to 1% of the sum of the total price paid or received for shares of stock (or in the case of an asset acquisition or disposition, the total price paid for such assets) in such acquisition or divestiture.

                                    PART IV.

ITEM 14.-- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         2.3            Asset Purchase Agreement between GEI Acquisition Inc. and
                        High voltage Engineering Corporation, dated as of March 25,
                        1998.**

         2.4            CE&A Purchase Agreement.***

         3.1            Restated Articles of Organization of the Registrant.*

         3.2            Amended and Restated By-laws of the Registrant.*

         4.1 Indenture, dated as of August 8, 1997, by and between Registrant and State Street Bank and Trust Company as
                        Trustee.*

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

REPORTS ON FORM 8-K

    (i) On February 2, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated February 2, 2000, in which the Company reported under Item 2 of Form 8-K the acquisition of all of the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. The Company also filed as part of Item 7 of this report an exhibit copy of the Share Purchase Agreement, dated as of October 7, 1999, by and between the Company and Ansaldo Invest, S.p.A.

    On April 2, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A, dated April 2, 2000, in which the Company reported under Item 2 of Form 8-K/A the acquisition of all of the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. The Company also filed as part of Item 7 of this report an exhibit copy of the Share Purchase Agreement, dated as of October 7, 1999, by and between the Company and Ansaldo Invest, S.p.A.

    On April 13, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A, dated April 13, 2000, in which the Company reported under Item 2 of Form 8-K/A the acquisition of all of the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. The Company also filed as part of Item 7 of this report an exhibit copy of the Share Purchase Agreement, dated as of October 7, 1999, by and between the Company and Ansaldo Invest, S.p.A.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                                                                PAGE
                                                              --------
Consolidated Financial Statements--April 29, 2000, April 24,
  1999, April 25, 1998
  Report of Grant Thornton LLP, Independent Certified Public
    Accountants.............................................    F-2
  Consolidated Balance Sheets...............................    F-3
  Consolidated Statements of Operations.....................    F-4
  Consolidated Statements of Stockholders' Deficiency.......    F-5
  Consolidated Statements of Cash Flows.....................    F-6
  Notes to Consolidated Financial Statements................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
High Voltage Engineering Corporation

    We have audited the accompanying consolidated balance sheets of High Voltage Engineering Corporation and Subsidiaries as of April 29, 2000 and April 24, 1999 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended April 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1998 financial statements of Physical Electronics, Inc. and Subsidiaries, a wholly-owned subsidiary acquired on August 8, 1997, which reflect total assets and revenues constituting 31% and 23%, respectively, of the fiscal 1998 consolidated totals. Those statements were audited by other auditors whose report thereon has been furnished to us and our opinion, insofar as it relates to the amounts included for Physical Electronics, Inc. and Subsidiaries, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of High Voltage Engineering Corporation and Subsidiaries as of April 29, 2000 and April 24, 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 29, 2000, in conformity with generally accepted accounting principles in the United States.

GRANT THORNTON LLP

Boston, Massachusetts
July 14, 2000 (except for note H
as to which the date is August 17, 2000)

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  5,433    $ 31,459
  Restricted cash...........................................     4,061       1,281
  Accounts receivable, net of allowance for doubtful
    accounts................................................    91,594      58,057
  Refundable income taxes...................................     1,075         479
  Inventories...............................................    51,918      39,340
  Costs and earnings in excess of billings..................     7,414          --
  Prepaid expenses and other current assets.................    11,207       1,939
                                                              --------    --------
      Total current assets..................................   172,702     132,555
PROPERTY, PLANT AND EQUIPMENT, NET..........................   101,787      53,481
INVESTMENT IN JOINT VENTURE.................................     1,829       1,805
ASSETS HELD FOR SALE........................................     3,825       3,759
OTHER ASSETS, NET...........................................    47,210      16,494
RESTRICTED CASH.............................................        --      16,376
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..................    36,646      25,765
                                                              --------    --------
                                                              $363,999    $250,235
                                                              ========    ========
                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations..........  $ 10,067    $  4,139
  Foreign credit line.......................................     1,937          44
  Accounts payable..........................................    84,554      22,010
  Accrued interest..........................................     4,207       3,071
  Accrued liabilities.......................................    43,837      24,399
  Billings in excess of costs...............................     5,788       1,395
  Advance payments by customers.............................     7,450       4,724
  Federal, foreign and state income taxes payable...........     3,754       3,904
  Deferred income taxes.....................................     1,024       1,570
  Redeemable put warrants...................................     2,900          --
                                                              --------    --------
      Total current liabilities.............................   165,518      65,256
REDEEMABLE PUT WARRANTS.....................................        --       2,900
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES..............   193,626     171,704
DEFERRED INCOME TAXES.......................................     6,485       6,838
OTHER LIABILITIES...........................................    31,979       9,648
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION PREFERENCE
  OF $43,137 AS OF APRIL 29, 2000)..........................    40,642      35,229
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock..............................................         1           1
  Paid-in-capital...........................................    19,527      19,527
  Accumulated deficit.......................................   (94,863)    (62,342)
  Common stock warrants.....................................     2,200       2,200
  Other comprehensive (loss)................................    (1,116)       (726)
                                                              --------    --------
      Total stockholders' deficiency........................   (74,251)    (41,340)
                                                              --------    --------
                                                              $363,999    $250,235
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED
                                                        ----------------------------------------
                                                         APRIL 29,     APRIL 24,     APRIL 25,
                                                            2000          1999          1998
                                                        ------------   ----------   ------------
Net sales.............................................  $    300,174   $  248,054   $    217,907
Cost of sales (Includes restructuring
  charge--inventory markdown of $855 in fiscal
  2000)...............................................       211,831      159,209        139,174
                                                        ------------   ----------   ------------
  Gross profit........................................        88,343       88,845         78,733
Administrative and selling expenses...................        62,120       51,655         49,292
Research and development expenses.....................        20,910       17,579         15,456
Write off of purchased in-process research and
  development.........................................         1,650           --          8,100
Restructuring charge..................................         1,795          580            186
Reimbursed environmental and litigation costs, net....           404          293          3,633
Other, net............................................         7,374       (1,424)           451
                                                        ------------   ----------   ------------
  (Loss) income from operations.......................        (5,910)      20,162          1,615
Interest expense......................................        21,791       19,854         18,159
Interest income.......................................           921        1,897          1,008
                                                        ------------   ----------   ------------
  (Loss) income from continuing operations before
    income taxes, discontinued operations and
    extraordinary item................................       (26,780)       2,205        (15,536)
Income taxes (credit).................................           887       (2,112)          (610)
                                                        ------------   ----------   ------------
  (Loss) income from continuing operations before
    discontinued operations and extraordinary item....       (27,667)       4,317        (14,926)
Discontinued operations:
  Income from discontinued operations, net of income
    taxes.............................................            --        1,083            875
  Gain on disposal of discontinued operations, net of
    income taxes......................................           559        9,633          8,771
                                                        ------------   ----------   ------------
                                                                 559       10,716          9,646
Extraordinary loss, net of income taxes...............            --           --         (7,464)
                                                        ------------   ----------   ------------
Net (loss) income.....................................       (27,108)      15,033        (12,744)
Preferred dividends...................................        (4,965)      (4,329)        (3,085)
Accretion of redeemable preferred stock...............          (448)        (443)          (270)
                                                        ------------   ----------   ------------
Net (loss) income applicable to common stockholders...  $    (32,521)  $   10,261   $    (16,099)
                                                        ============   ==========   ============
Basic (loss) income per common share:
  Continuing operations...............................  $ (30,544.78)  $  (420.13)  $ (17,262.51)
  Income from discontinued operations.................            --     1,000.00         826.25
  Gain on disposal of discontinued operations.........        516.16     8,894.74       8,282.34
  Extraordinary item..................................            --           --      (7,048.16)
                                                        ------------   ----------   ------------
  Net (loss) income applicable to common
    stockholders......................................  $ (30,028.62)  $ 9,474.61   $ (15,202.08)
                                                        ============   ==========   ============
Diluted (loss) income per common share:
  Continuing operations...............................  $ (30,544.78)  $  (217.46)  $ (17,262.51)
  Income from discontinued operations.................            --       875.51         826.25
  Gain on disposal of discontinued operations.........        516.16     7,787.39       8,282.34
  Extraordinary item..................................            --           --      (7,048.16)
                                                        ------------   ----------   ------------
  Net income applicable to common stockholders........  $ (30,028.62)  $ 8,445.44   $ (15,202.08)
                                                        ============   ==========   ============
Weighted average common stock outstanding.............         1,083        1,083          1,059
Weighted average common stock outstanding and dilutive
  equivalents outstanding.............................         1,237        1,237          1,210
                                                        ============   ==========   ============

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                             (DOLLARS IN THOUSANDS)

                                                                             COMMON        OTHER
                                         COMMON    PAID-IN    ACCUMULATED    STOCK     COMPREHENSIVE
                                         STOCK     CAPITAL      DEFICIT     WARRANTS      (LOSS)        TOTAL
                                        --------   --------   -----------   --------   -------------   --------
Balance, April 26, 1997...............     $1      $17,326      $(54,104)    $   --       $    41      $(36,736)
Net loss..............................                           (12,744)                               (12,744)
Preferred stock dividends.............                            (3,085)                                (3,085)
Accretion of redeemable preferred
  stock...............................                              (270)                                  (270)
Distribution to fund Letitia common
  stock repurchase....................                            (2,400)                                (2,400)
Change in foreign currency
  translation.........................                                                       (383)         (383)
Proceeds from issuance of common stock
  warrants............................                                        2,200                       2,200
Proceeds from issuance of common
  stock...............................               2,201                                                2,201
                                           --      -------      --------     ------       -------      --------
Balance, April 25, 1998...............      1       19,527       (72,603)     2,200          (342)      (51,217)
Net income............................                            15,033                                 15,033
Preferred stock dividends.............                            (4,329)                                (4,329)
Accretion of redeemable preferred
  stock...............................                              (443)                                  (443)
Change in foreign currency
  translation.........................                                                       (384)         (384)
                                           --      -------      --------     ------       -------      --------
Balance, April 24, 1999...............      1       19,527       (62,342)     2,200          (726)      (41,340)
Net loss..............................                           (27,108)                               (27,108)
Preferred stock dividends.............                            (4,965)                                (4,965)
Accretion of redeemable preferred
  stock...............................                              (448)                                  (448)
Change in foreign currency
  translation.........................                                                       (390)         (390)
                                           --      -------      --------     ------       -------      --------
Balance, April 29, 2000...............     $1      $19,527      $(94,863)    $2,200       $(1,116)     $(74,251)
                                           ==      =======      ========     ======       =======      ========

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net (loss) income.........................................  $(27,108)    $15,033    $(12,744)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Income from discontinued operations, net of income
      taxes.................................................        --      (1,083)       (875)
    Extraordinary item, net of income taxes.................        --          --       1,574
    Depreciation and amortization...........................    16,643      10,347       7,064
    Write down for impairment of long lived assets and
      assets held for sale to net realizable value..........     1,236          --          --
    Restructuring charge--inventory markdown................       855          --          --
    Write-off of purchased inventory written up to selling
      price.................................................        --          --       1,320
    Write-off of purchased research and development.........     1,650          --       8,100
    Non-cash interest.......................................     1,223       1,421       3,079
    Deferred income taxes...................................      (897)      2,203         803
    Undistributed earnings of affiliate.....................      (269)       (222)       (175)
    Gain on sale of discontinued operations.................      (559)     (9,633)     (8,771)
    Gain on sale of assets and other........................      (149)       (364)     (1,229)
    Change in assets and liabilities, net of effects of
      business acquisitions and divestitures:
      Accounts receivable...................................    (1,874)        455      (8,656)
      Proceeds form the sale of accounts receivable.........    13,200          --          --
      Refundable income taxes...............................      (596)      2,013         102
      Inventories...........................................      (636)     (4,138)      3,723
      Cost and earnings in excess of billings...............     4,706          --          --
      Prepaid expenses and other current assets.............    (3,818)         56           7
      Other assets..........................................      (789)     (1,416)     (2,902)
      Accounts payable, accrued interest and accrued
        liabilities.........................................    (4,069)        (30)      1,775
      Billings in excess of cost............................      (526)         --          --
      Advance payments by customers.........................     2,726        (494)       (144)
      Federal, foreign and state income taxes payable.......    (1,200)     (5,587)     (3,273)
                                                              --------     -------    --------
        Net cash (used in) provided by continuing
          operations........................................      (251)      8,561     (11,222)
        Net cash provided by discontinued operations........        --       1,266       2,217
                                                              --------     -------    --------
        Net cash (used in) provided by operating
          activities........................................      (251)      9,827      (9,005)

Cash flows from investing activities:
  Additions to property, plant and equipment, continuing
    operations..............................................   (12,757)     (8,761)     (4,791)
  Additions to property, plant and equipment, discontinued
    operations..............................................        --        (332)     (1,355)
  Acquisition of Ansaldo Sistemi Industriali, S.p.A., net of
    cash acquired...........................................   (24,202)         --          --
  Acquisition of Charles Evans & Associates, net of cash
    acquired................................................   (38,001)         --          --
  Acquisition of Industrial Power Rectifier.................        --      (3,226)         --
  Acquisition of Stewart Warner, net of cash acquired.......        --          --     (24,690)
  Acquisition of Physical Electronics, net of cash
    acquired................................................        --          --     (54,272)
  Proceeds from sales of discontinued operations, net of
    expenses................................................     1,190      24,695      20,075
  Proceeds from sales of assets and other, net of
    expenses................................................     3,215         681       4,138
  Other.....................................................        --          49        (117)
                                                              --------     -------    --------
        Net cash (used in) provided by investing
          activities........................................   (70,555)     13,106     (61,012)
                                                              --------     -------    --------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net payments from foreign credit line.....................     2,084      (2,129)       (282)
  Net decrease (increase) in restricted cash................    12,870      (2,986)    (12,461)
  Principal borrowing on long-term obligations..............    19,272      (2,084)    (56,609)
  Net borrowings (payments) under senior credit agreement...     8,374          --      (7,702)
  Proceeds from the issuance of long-term obligations, net
    of issuance costs.......................................     1,326          --     147,597
  Proceeds from the issuance of preferred stock, net of
    issuance costs..........................................        --          --      29,392
  Proceeds from the issuance of common stock................        --          --       2,201
  Proceeds from the issuance of redeemable put warrants and
    common stock warrants...................................        --          --       2,200
  Distribution to fund Letitia common stock repurchase......        --          --      (2,250)
  Cash dividends paid.......................................        --          --      (2,142)
  Redemption of redeemable put warrants.....................        --          --      (2,500)
  Redemption of redeemable preferred stock..................        --          --     (11,621)
  Cash overdraft, continuing operations.....................     2,219        (445)       (210)
  Cash overdraft, discontinued operations...................        --         (80)       (153)
                                                              --------     -------    --------
        Net cash provided by (used in) financing
          activities........................................    46,145      (7,724)     85,460
                                                              --------     -------    --------
Effect of foreign exchange rate changes on cash.............    (1,365)       (268)       (467)
                                                              --------     -------    --------
        Net (decrease) increase in cash and cash
          equivalents.......................................   (26,026)     14,941      14,976
Cash and cash equivalents, beginning of year................    31,459      16,518       1,542
                                                              --------     -------    --------
Cash and cash equivalents, end of year......................  $  5,433     $31,459    $ 16,518
                                                              ========     =======    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest................................................  $ 19,368     $18,457    $ 21,014
    Income taxes............................................     3,919       2,013       1,043
Supplemental Schedule of Non-cash Investing and Financing
  Activities:
  Preferred stock dividends-in-kind and issuable preferred
    stock dividends-in-kind.................................  $  4,965     $ 4,329    $    942
  Leased asset additions....................................     1,367       3,723         635
  Fixed assets transferred to inventory.....................        --         243         740

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

NATURE OF OPERATIONS

    High Voltage Engineering Corporation (the "Company") operates a diversified group of five middle market industrial and technology based manufacturing businesses with multiple product lines that serve a broad spectrum of original equipment manufacturers and end-users. Business and customer concentration is minimal due to the diversified nature of its portfolio of businesses, with respect to products sold and end-markets served on a world-wide basis. Examples of end-markets served include process automation, metal and steel, freshwater and wastewater treatment, petrochemicals, pulp and paper, marine and cable, semiconductor fabrication, chemicals, construction, agriculture, materials handling, computers, telecommunications, scientific and educational research.

FINANCIAL STATEMENT PRESENTATION

    The Company is 92.4% owned by Letitia Corporation ("Letitia"). The Company's wholly owned subsidiaries include Ansaldo Sistemi Industriali S.p.A. and subsidiaries, Robicon Corporation and subsidiaries, Physical Electronics, Inc. and subsidiaries, Maxima Technologies, Inc. and subsidiaries, Anderson Interconnect, Inc. and subsidiaries and High Voltage Engineering Europa B.V.

    The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries after elimination of material intercompany transactions and balances.

    The Company maintains non-controlling interest in certain affiliated companies which are accounted for using the equity method. Separate disclosure is not presented as the amounts are not significant.

ACCOUNTING PERIOD

    The Company operates on a 52 or 53 week fiscal period. The terms "fiscal 2000", "fiscal 1999" and "fiscal 1998" refer to the Company's fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998, respectively. Fiscal 2000, fiscal 1999 and fiscal 1998 include the results of operations of the Company for 53 weeks, 52 weeks and 52 weeks, respectively.

REVENUE RECOGNITION

    The Company follows both the completed-contract method and the percentage-of completion methods of accounting for contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance.

    Under the completed-contract method revenue and costs of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs of uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs is shown as a current liability.

    Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) percentage of work completed is determined by comparing the accumulated costs incurred to date with management's current estimate of total costs to be incurred at contract completion. Revenue is recognized on the basis of actual costs incurred plus the portion of income earned.

    Contract costs include all direct material, subcontractor costs, and labor costs and those indirect costs related to contract performance. Revisions in profit estimates during the period of a contract are reflected in the accounting period in which the revised estimates are made on the basis of the stage of completion at the time. If estimated total costs on a contract indicate a loss, the entire amount of the estimated loss is provided for currently.

    Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed to customers. These amounts are not yet billable under the terms of the contracts and are recoverable from customers upon various measures of performance. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings to customers in excess of earned revenue and advances on contracts.

    Sales of goods that are not part of a long-term contract are recognized upon shipment of products. Service revenue is recognized when the service is performed and accepted by the customer.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A summary of activity in the allowance for doubtful accounts is as follows:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Balance at beginning of year................................   $ 2,095     $2,085      $1,857
Provision...................................................       187        105         703
Charge-offs, net of recoveries..............................    (1,581)      (128)       (540)
Acquisitions, divestitures and effect of receivable
  securitization............................................     6,435         33          65
                                                               -------     ------      ------
Balance at end of year......................................   $ 7,136     $2,095      $2,085
                                                               =======     ======      ======

CASH EQUIVALENTS

    For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

    Cash overdrafts included in trade accounts payable were $6,723 and $1,309 at April 29, 2000 and April 24, 1999, respectively.

    At April 29, 2000 and April 24, 1999, cash in the amounts of $7,765 and $6,514 respectively, was in uninsured foreign bank accounts, including $4,061 and $1,281, respectively which was used for collateral for a bank guarantee facility for customer advances.

INVENTORIES

    Inventories are primarily stated at the lower of cost (first-in, first-out method) or market. Certain inventories are stated at the lower of cost or market determined by the last-in, first-out method. The

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value of LIFO either approximated FIFO or was not material as of April 29, 2000 and April 24,1999, respectively.

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

    Depreciation is based upon the following estimated useful lives:

Building and building improvements..........................  30 to 40 years
Leasehold improvements......................................  5 to 20 years
Machinery and equipment.....................................  2 to 15 years
Other.......................................................  3 to  5 years

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

INTANGIBLE ASSETS

    Costs incurred to obtain debt financing are amortized over the expected term of the related debt. Amortization of deferred financing costs is recorded as interest expense. The costs associated with consulting agreements are amortized over the period to which the agreements relate. Patents are amortized on a straight line basis over the remaining legal lives.

LONG-TERM COMPENSATION PLAN

    Costs associated with a Valuation Creation Plan ("VCP") which provides long-term compensation for key individuals are recorded, on a quarterly basis, based on the formula as defined in the VCP. Cost associated with a Phantom Stock Appreciation Rights Plan ("PSAR") which provides long-term incentive compensation for key individuals of Physical Electronics, Inc. and subsidiaries ("PHI") are determined on an annual basis, based on an formula as defined in the PSAR and are recorded on a quarterly basis.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME

    In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income. For fiscal 2000, 1999 and 1998, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

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

    At April 29, 2000, the notional amounts of forward exchange contracts, primarily to sell or buy U.S. Dollars, totaled $8,003. All of these contracts mature in fiscal 2001. Deferred unrealized gains from hedging firm commitments are immaterial.

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

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CERTAIN RISKS AND CONCENTRATION

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

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of billed and unbilled receivables. Concentrations of credit risk with respect to billed and unbilled contracts receivable is mitigated by obtaining letters of credit to ensure payment from international customers. Generally, collateral is not required of customers who are located in countries where the Company has operations.

    The Company has manufacturing operations in eight foreign countries (Italy, Spain, Germany, France, the United Kingdom, Ireland, the Netherlands and Mexico). Risks inherent in foreign operations include changes in social, political and economic conditions, changes in currency exchange rates, changes in the laws and policies that govern foreign investments in countries, changes in United States laws and regulations relating to foreign trade and investment.

    The Company has made significant acquisitions which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company's existing businesses.

LIQUIDITY

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company intends to refinance the Revolving Credit Facility and the Receivables Purchase Facility prior to February 1, 2001
(note H). The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Senior Notes other than in connection with a refinancing.

USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Deferred income taxes result from changes in deferred tax assets, deferred tax liabilities and changes in the valuation allowance. Income tax expense consists of the taxes payable for the year and deferred income taxes as discussed above.

NET INCOME (LOSS) PER SHARE

    The Company computes basic EPS utilizing only weighted shares outstanding, while diluted EPS is computed considering the dilution of option and warrants. Dilutive EPS is not presented for fiscal 2000 and 1998, respectively, because losses from continuing operations exist for such periods and results in an antidilutive effect.

ADVERTISING

    Advertising costs are expensed as incurred. Advertising expense was $4,242, $3,664 and $3,380 for fiscal 2000, 1999 and 1998, respectively.

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

    The carrying amounts of borrowings under short-term revolving credit agreements, and variable rate long-term debt instruments approximate their fair value as the floating rates applicable to the financial instruments reflect changes in overall market interest rates. The fair value of other long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues. At April 29, 2000, the carrying amount and estimated fair value of long-term debt was $203,693 and $175,843, respectively.

    The carrying value of the redeemable put warrants approximates the fair value based on a third-party appraisal.

    The fair value of the Company's redeemable preferred stock at April 29, 2000, is estimated based on the quoted market prices for the same or similar issues. At April 29, 2000, the carrying amount and estimated fair value of redeemable preferred stock were $43,137 and $25,871, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The estimate fair value of forward currency exchange contracts is calculated using the exchange rate at the Company's year end as quoted by the respective brokers and at April 29, 2000 was approximately $7,938.

    Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities.

    In June 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not believe adoption will have a material impact on its financial statement disclosures.

    In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101 to the fourth fiscal quarter of fiscal 2001. The Company is currently evaluating the impact that SAB 101 will have on its financial reporting requirements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation. This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and is generally effective July 1, 2000, with certain conclusions in this Interpretation covering specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Management believes the adoption of FIN
No. 44 will not have a material impact on our financial position, results of operations or cash flows.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1999 and 1998 consolidated financial statements in order to conform with the current year's presentation.

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

    On July 2, 1999, Physical Electronics, Inc. ("PHI"), a wholly owned subsidiary of the Company, acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement")among PHI and the shareholders of CE&A. Under the Agreement,

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED) the former shareholders of CE&A received in exchange for their stock an Aggregate consideration of $38,624 in cash reduced by the amount of all debt of CE&A outstanding at the closing.

    The CE&A acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based the fair values at the date of the acquisition. The Company has charged historical earnings $1,650 for purchased research and development which had been revalued. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which will be amortized on a straight-line basis over 20 years.

    On December 22, 1999 the Company received the consent (the "Consent Solicitation") of the holders of its outstanding $155,000, 10 1/2% Senior Notes (the "Notes") due 2004, for the waiver of, and amendment to, certain provisions of the indenture governing the Notes (the "Indenture"). As more fully described in the Consent Solicitation, the Company entered into a series of transactions including (i) the acquisition of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"); (ii) the simultaneous purchase by the Company of $8,500 of 5.0% unsecured notes of the Nicole Corporation (the "Nicole Intercompany Notes"), a wholly owned subsidiary of the Company and holding company of ASI; (iii) the pledge by the Company of Nicole Intercompany Notes to secure the Company's obligations under the Notes; (iv) allow the Company to sell certain account receivables to a limited purpose unrestricted subsidiary of the Company, pursuant to the Receivables Purchase Facility. The purpose of the waivers was to waive any default arising under the Indenture as a result of the completion of the ASI acquisition and the purchase by the Company of the Nicole Intercompany Notes. The principal purposes of the amendments were (i) to designate Nicole Corporation as an unrestricted subsidiary of the Company, as defined under the Indenture; and (ii) to amend the amount available to the Company to make Restricted Payments; and (iii) to include as Permitted Investment the transfer of certain accounts receivable of the Company's subsidiaries pursuant to the Receivables Purchase Facility. In consideration of the Consent Solicitation, the Company, (i) paid a Consent Fee and related expenses of $3,451; (ii) increased the amount of interest payable on the Notes to 10 3/4% until such time the Company is able to incur additional indebtedness under the Indenture; (iii) offered as collateral for the notes, the PHI Eden Prairie facility and a pledge of the Nicole Intercompany Notes.

    On December 22, 1999, the Company acquired all the outstanding capital stock of ASI, from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $29,061 for cash and Italian bank financing. The acquisition was completed on January 18, 2000. The purchase price is subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. The Company has filed for arbitration in Italy to settle this final purchase price adjustment and both parties are continuing negotiations.

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon management's preliminary estimate of the fair value at the date of acquisition. Adjustments to the asset values, including inventories, fixed assets and liabilities in the final allocation may differ from these

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED) estimates, which could impact future earnings. The Company has estimated that there is an excess of book value over cost which has been allocated to certain long term assets.

    The net purchase prices have been allocated as follows:

                                                                CE&A       ASI       TOTAL
                                                              --------   --------   --------
Working capital, other than cash acquired...................  $   836    $13,089    $13,925
Property, plant and equipment...............................   15,737     36,583     52,320
Other assets (includes purchased in-process
  research and development).................................   10,014      2,785     12,799
Cost in excess of net assets acquired.......................   14,104         --     14,104
Other liabilities...........................................   (2,690)   (28,255)   (30,945)
                                                              -------    -------    -------
Purchase price, net of cash received........................  $38,001    $24,202    $62,203
                                                              =======    =======    =======

    The operating results of CE&A has been included in the Company's Consolidated Statement of Operations from the date of acquisition. Pursuant to the Purchase Agreement, the operating results of ASI have been included in the Company's Consolidated Statement of Operations from January 1, 2000.

    The following pro forma financial information illustrates the effects of the acquisitions of CE&A and ASI after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $435,737 and $550,488, for the years ended April 29, 2000 and April 24, 1999, respectively. Consolidated pro forma loss from continuing operations before discontinued operations would have been $43,096 and $11,046 for the years ended April 29, 2000 and April 24, 1999, respectively. Consolidated pro forma net loss applicable to common stockholders would have been $47,950 and $5,102 for the years ended April 29, 2000 and April 24, 1999, respectively. Consolidated pro forma basic and diluted net loss from continuing operations per common share applicable to common shareholders would have been $44,791.38 and $14,605.72 or the years ended April 29, 2000 and April 24, 1999, respectively.

    The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

    On December 31, 1998, a wholly owned subsidiary of the Company acquired certain the assets of General Electric's ("GE") Industrial Power Rectifier ("IPR") product line for $3,226 in cash and entered into certain related agreements with GE including a license agreement and a production services agreement. Due to the extended lead times involved with these products the Company does not anticipate recognizing material revenue from the assets acquired from GE until fiscal 2001. The unaudited pro forma financial information for fiscal 1999 has not been presented because the effect of the transaction would not have been material to the results of operations.

    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar operating unit. The price for Natvar was $26,000, paid in cash. Of the aggregate $26,000 received by

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED) the Company in connection with the sale, $1,250 was received by the Company in fiscal 2000. Revenues applicable to discontinued operations were approximately $15,636 for the year ended April 24, 1999.

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, other domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company who, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22,500. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party who, in turn, purchases and receives ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables and, accordingly, an allowance for doubtful accounts has been retained on the Consolidated Balance Sheets. At April 29, 2000, $13,200 was utilized under the Receivables Purchase Facility. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $895 at April 29, 2000, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. As of April 29, 2000 the Receivables Purchase Facility was amended (the "First Amendment to Receivables Purchase Agreement") to conform certain restrictive covenants to the Third Agreement to the Revolving Credit Facility. In addition, the Company has agreed to terminate the Receivables Purchase Facility upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined.

NOTE C--INVENTORIES

    Inventories consisted of the following as of:

                                                            APRIL 29,   APRIL 24,
                                                              2000        1999
                                                            ---------   ---------
Raw materials.............................................   $26,628     $20,240
Work in process...........................................    19,875      15,885
Finished goods............................................     5,415       3,215
                                                             -------     -------
Total.....................................................   $51,918     $39,340
                                                             =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE D--COSTS AND EARNINGS EXCESS OF BILLINGS--BILLINGS IN EXCESS OF COSTS

    Contract costs and related billings consisted of the following as of:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Cost of uncompleted contracts...............................   $22,518     $    --
Related billings............................................    20,786          --
                                                               -------     -------
Excess of costs over billings--completed contract method....     1,732          --
                                                               -------     -------
Cost incurred and income recognized on uncompleted
  contracts.................................................    13,138          --
Related billings............................................     7,456          --
                                                               -------     -------
Excess of costs over billings--percentage of completion
  method....................................................     5,682          --
                                                               -------     -------
Total costs in excess of billings...........................   $ 7,414     $    --
                                                               =======     =======

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Billings on uncompleted contracts...........................   $11,365     $    --
Related costs...............................................    10,696          --
                                                               -------     -------
Excess of billings over costs--completed contract method....       669          --
                                                               -------     -------
Billings on uncompleted contracts...........................    32,934       2,940
Related costs incurred and income recognized................    27,815       1,545
                                                               -------     -------
Excess of billings over costs--percentage of completion
  method....................................................     5,119       1,395
                                                               -------     -------
Total billings in excess of costs...........................   $ 5,788     $ 1,395
                                                               =======     =======

    Accounts receivable include retainages of approximately $3,047 and $2,161 as of April 29, 2000 and April 24, 1999, respectively. Bill and hold receivables were $303 and $2,730 as of April 29, 2000 and April 24, 1999, respectively. Unbilled receivables were immaterial as of April 29, 2000 and April 24, 1999, respectively.

NOTE E--PREPAIDS AND OTHER CURRENT ASSETS

    Prepaid and other current assets consisted of the following as of:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Value Added Tax Receivable..................................   $ 2,911     $    83
ASI Good Faith Deposit......................................     2,734          --
Prepayments and deposits....................................     2,726       1,298
Prepaid insurance...........................................       525         297
Employee advances and other receivables.....................     1,349         111
Other.......................................................       962         150
                                                               -------     -------
  Total.....................................................   $11,207     $ 1,939
                                                               =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following as of:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Land and buildings..........................................  $ 50,325     $27,558
Machinery and equipment.....................................    87,022      52,239
Construction in progress....................................     2,392       1,847
                                                              --------     -------
  Total.....................................................   139,739      81,644
Less accumulated depreciation and amortization..............   (37,952)    (28,163)
                                                              --------     -------
  Total.....................................................  $101,787     $53,481
                                                              ========     =======

    Property under capital leases is included in these amounts (note P).

NOTE G--COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER NON-CURRENT ASSETS

INVESTMENT IN JOINT VENTURE

    A subsidiary of the Company owns a 50% interest in a joint venture which is being accounted for under the equity method. The Company recorded a loss of $239 and $109 in fiscal 2000 and fiscal 1998, respectively and income of $188 in fiscal 1999, related to this investment.

ASSETS HELD FOR SALE

    At April 29, 2000, assets held for sale consisted of a former manufacturing facility. This property is recorded at the lower of the carrying amount or fair value less costs to sell. It is reasonably possible that the proceeds from the sale of this property will differ significantly from the carrying amount and additional losses may be recorded. The property is leased to a third party. The lease is for a term of five years which commenced in March, 1997 with annual payments of $336 in year one, $360 in year two, $468 in year three, $528 in year four and $567 in year five. This lease contains a buyout provision which has been exercised.

    During fiscal 2000, the Company added certain assets in connection with the acquisition of ASI. The Company recorded a loss of $608 as a result of the write down to its net realizable value (note N).

    During fiscal 2000, a facility was sold for cash totaling $1,263. In connection with the sale of this facility the Company recorded a gain in fiscal 2000 of $115, net of expenses which is included in the consolidated statements of operations in Other, net (note N).

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G--COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER NON-CURRENT ASSETS (CONTINUED)
    Other assets and costs in excess of net assets acquired consisted of the following as of:

                                                                                            APRIL 24,
                                                                 APRIL 29, 2000               1999
                                                       ----------------------------------   ---------
                                                                                   NET         NET
                                                        GROSS     ACCUMULATED    CARRYING   CARRYING
                                                        AMOUNT    AMORTIZATION    AMOUNT     AMOUNT
                                                       --------   ------------   --------   ---------
Cost in excess of net assets acquired (note B).......  $42,743      $(6,097)     $36,646     $25,765
                                                       =======      =======      =======     =======
Deferred financing costs (note H)....................  $ 9,630      $(3,830)     $ 5,800     $ 6,638
Prepaid pension cost (note L)........................    2,832           --        2,832       2,605
Prepaid taxes on severance indemnities...............    2,589           --        2,589          --
Investment in HV-FC (note B).........................   20,563           --       20,563          --
Investment in affiliates.............................    3,286           --        3,286          --
Non-compete and other intangible assets..............    5,300         (250)       5,050          --
Patents..............................................    7,065       (1,410)       5,655       5,995
Other................................................    1,452          (17)       1,435       1,256
                                                       -------      -------      -------     -------
  Total..............................................  $52,717      $(5,507)     $47,210     $16,494
                                                       =======      =======      =======     =======

    Amortization expense was $4,497, $3,219 and $2,540 for fiscal 2000, 1999 and 1998, respectively.

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN CREDIT LINE

    Long-term obligations consisted of the following as of:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
1998 Senior Notes...........................................  $155,000    $155,000
1998 Senior Notes Premium...................................        66          86
Secured Revolving Credit Facility...........................     8,374          --
Term Loan...................................................    18,776          --
Capital lease obligations (note P)..........................    12,680      12,264
Mortgage notes payable......................................     7,381       6,873
Notes payable...............................................     1,416       1,620
                                                              --------    --------
  Total.....................................................   203,693     175,843
  Less current maturities...................................   (10,067)     (4,139)
                                                              --------    --------
  Long-term obligations, net of current maturities..........  $193,626    $171,704
                                                              ========    ========

1998 SENIOR NOTES

    On December 22, 1999, the Company received the consent (the "Consent Solicitation") of the holders of the outstanding $155,000, 10 1/2% Senior Notes (the "Notes") due 2004, for the waiver of, and amendment to, certain provisions of the indenture governing the Notes (the "Indentures") as more fully described in the Consent Solicitation. In consideration of the Consent Solicitation, the Company paid a Consent Fee and related expenses of $3,451, increased the amount of interest payable on the

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN CREDIT LINE (CONTINUED)
Notes to 10 3/4% until such time the Company is able to incur additional indebtedness under the Indenture, offered as collateral certain real property of the Company and a pledge of Intercompany Notes of an Unrestricted Subsidiary of the Company as defined in the Indenture.

    The Notes are general unsecured obligations of the Company and rank senior to any subordinated indebtedness and subordinated to all existing and future secured indebtedness, including the Credit Agreement. Interest is payable semiannually on February 15 and August 15. The 1998 Senior Notes may be redeemed in whole or in part at any time on or after August 15, 2001 at redemption prices expressed as a percentage of the face value of the 1998 Senior Notes plus accrued and unpaid interest. In connection with the issue of the Notes, the Company incurred financing costs of approximately $5,584 in fiscal 1998. The Company's extraordinary losses in fiscal 1998 related to relate to the write off of deferred financing costs, prepayment penalties and make whole premiums.

YEAR                                                          PERCENTAGE
----                                                          -----------
2001........................................................    105.250%
2002........................................................    102.625%
2003........................................................    100.000%

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

    The Company is obligated in certain instances to make an offer to purchase the Senior Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date, with portions of the Available Asset Sale Proceeds, as defined, of certain asset sales. Upon occurrence of a Change of Control, as defined, each holder of the 1998 Senior Notes will be entitled to require the Company to purchase such holder's 1998 Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

1998 CREDIT AGREEMENT

    The 1998 Credit Agreement ("Revolving Credit Facility"), as amended, provides for a $25,000 maximum Revolving Credit Facility including a $10,000 sub-limit for outstanding letters of credit until the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined, at which time credit availability will be reduced to $5,000. On December 29, 1999, in connection with the Receivables Purchase Facility, the Revolving Credit Facility was amended to exclude as collateral certain domestic receivables sold pursuant to the Receivable Purchase Facility and included certain property, plant and equipment of certain domestic subsidiaries. The Revolving Credit Facility was also amended to extend the expiration date to August 1, 2003. As of April 29, 2000, the Revolving Credit Facility was amended to among other things reduce the credit availability to $5,000 upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined, to amend the computation of interest payable under the facility and to amend certain restrictive covenants as defined. In addition, the amendment requires the

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN CREDIT LINE (CONTINUED)
Company to terminate or refinance Receivables Purchase Facility upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined. As of April 29, 2000, interest under the Revolving Credit Facility was computed at the banks base rate (9.0% at April 29, 2000) plus 0.25% for the first $5,000 advanced and 0.75% for advances in excess of $5,000 or LIBOR (6.1825% at April 29, 2000) plus 1.75% on contracts up to $5,000 and 2.5% for contracts in excess of $5,000. Interest under the Revolving Credit Facility, as amended, is computed at the banks base rate plus 1.5% for all advances under the facility. The Company is required to pay on a monthly basis a commitment fee of 0.4% of the available funds. Availability under the Revolving Credit Facility is limited to 85% of eligible foreign accounts receivable of Domestic Subsidiaries and 60% of eligible inventory of domestic subsidiaries. Borrowings outstanding at April 29, 2000 were $8,374. There were no borrowings outstanding at April 24, 1999. Letters of credit as of April 29, 2000 and April 24, 1999 were $3,234 and $4,233, respectively which include $2,770 and $2,720, respectively relating to environmental matters (see note Q). Obligations under the credit facility are collateralized under a Security Agreement dated August 8, 1997.

TERM LOAN

    On January 18, 2000, in connection with the acquisition of ASI, the Company entered in to the Term Loan with a syndicate of Italian Banks. The amount outstanding at April 29, 2000 was $18,776. The loan is collateralized by certain real property located in Italy and by a pledged of the shares of ASI. The Term Loan is payable in five installments beginning in fiscal 2003. The Term Loan contains certain restrictions, including the prohibition of ASI from paying fees and dividends to the Company and the requirement that the Company meet certain financial ratios in future.

MORTGAGE NOTES PAYABLE

    The mortgage notes generally are due June 2004, September 2009, July 2011 and January 2016, and bear interest between 2% and 9.75% (weighted average interest rate of 7.6% at April 29, 2000). The notes are collateralized by land and buildings with a net book value of approximately $9,975 as of April 29, 2000. Certain of these mortgages were issued through the Pennsylvania Economic Development Financing Authority ("PEDFA") and the Pennsylvania Industrial Development Authority in conjunction with the construction of a facility for a subsidiary of the Company in 1995. The subsidiary may prepay the mortgage before maturity, subject to a prepayment premium ranging from 101% to 105% of the principal amount thereof.

    As of April 29, 2000, the Company was not in compliance of certain financial covenants contained in the Loan Agreement with PEDFA governing a $3,360 mortgage with a subsidiary of the Company. The Company has received a waiver with respect to such non-compliance. The waiver does not extend to any future periods, however, the Company believes it will be able to obtain additional waivers and intends to negotiate an amendment.

RESTRICTIVE COVENANTS

    The 1998 Credit Agreement, the Notes, Term Loan and Mortgage Notes Payable contain restrictive provisions relating to the maintenance of certain financial ratios, as defined in the respective

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN CREDIT LINE (CONTINUED) agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material subsidiaries and other matters (notes B and J).

ANNUAL MATURITIES

    Aggregate maturities of long-term obligations are as follows:

FISCAL
------
2001........................................................  $ 10,067
2002........................................................     2,117
2003........................................................     5,471
2004........................................................    10,760
2005........................................................   163,785
Thereafter..................................................    11,493
                                                              --------
                                                              $203,693
                                                              ========

REDEEMABLE PUT WARRANTS

    In connection with the sale of the 1996 Senior Subordinated Notes, the Company issued to such note holders warrants to purchase and aggregate of 142.86 shares of the Company's Common Stock subject to a dilution adjustment, as defined, which represented 12.5% of the fully diluted common stock, at an exercise price of $0.01 per share. On August 8, 1998 the Company purchased warrants for 71.43 shares representing 6.25% of then outstanding Common Stock on a fully diluted basis for $2,500. The remaining warrants expire on May 9, 2004. The holders of such warrants have the right, as of May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by and independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash. Included in interest expense is $0, $310 and $2,290 in fiscal 2000, 1999 and 1998, respectively, reflecting changes in the value of the warrants. It is reasonably possible that the value of the warrants will differ significantly from the carrying amount and additional adjustments may be recorded.

FOREIGN CREDIT LINE

    At April 29, 2000 and April 24, 1999, the foreign credit line outstanding balance is $1,937 and $44, respectively. The borrowing bears interest at 10% per annum, and matures at the earlier of the collection of the receivables securing the credit line or 120 days.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I--ACCRUED LIABILITIES AND OTHER LIABILITIES

    Accrued liabilities consisted of the following:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Employee compensation and related expenses, including
  current portion of long term compensation (note L)........   $17,445     $10,798
Product warranty costs......................................     4,520       2,662
Deferred maintenance revenue................................     3,999       3,352
Commissions.................................................     1,993       2,014
Restructuring costs.........................................     3,809          --
Sales, use tax and property tax.............................     1,359         294
Customer product installation and training..................     1,608       1,256
Legal and audit.............................................       566         793
Other.......................................................     8,538       3,230
                                                               -------     -------
  Total.....................................................   $43,837     $24,399
                                                               =======     =======

    Other liabilities consisted of the following:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Environmental cleanup and related litigation costs (note
  Q)........................................................   $ 4,697     $ 4,893
Long term severance and long term incentive compensation
  (note L)..................................................    25,692          --
Other.......................................................     2,579       5,384
                                                               -------     -------
  Total.....................................................    32,968      10,277
  Less current portion included in accrued liabilities......      (989)       (629)
                                                               -------     -------
                                                               $31,979     $ 9,648
                                                               =======     =======

    In fiscal 2000, the Company recorded a restructuring charge in the High Power Conversion Products segment of $3,986 which was comprised of $806 recorded in connection with the acquisition of ASI for headcount reductions and $2,360 related to a facility closing and $820 at Robicon for severance relating to the reduction of some engineering and administrative headcount. The Company also recorded $975 in the Advanced Surface Analysis Instruments segment at PHI for severance.

    In fiscal 1999, the Company recorded a restructuring charge in the High Power Conversion Products segment of $390 at Robicon for severance relating to the reduction of some engineering and administrative headcount and $190 in the Advanced Surface Analysis Instruments segment at PHI for severance paid to a former executive.

    In fiscal 1998, the Company recorded a restructuring charge of $186 in the Advanced Surface Analysis Instruments segment at PHI relating to a program designed to reduce costs to manage the weaker order rates expected from Asia.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I--ACCRUED LIABILITIES AND OTHER LIABILITIES (CONTINUED)
HIGH POWER CONVERSION PRODUCTS

    Restructuring charge for headcount reductions consisted of the following:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Provisions..................................................   $  820      $  390      $   --
Restructuring accrual associated with the acquisition of
  ASI.......................................................      806          --          --
Charges.....................................................     (737)       (390)         --
Effect of foreign currency translation......................      (77)         --          --
                                                               ------      ------      ------
Balance at end of period....................................   $  812      $   --      $   --
                                                               ======      ======      ======

    Restructuring charge for facility closing consisted of the following:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Provisions..................................................   $2,360      $   --      $   --
Effect of foreign currency translation......................     (226)         --          --
                                                               ------      ------      ------
Balance at end of period....................................   $2,134      $   --      $   --
                                                               ======      ======      ======

ADVANCED SURFACE ANALYSIS INSTRUMENTS

    Restructuring charge for headcount reductions consisted of the following:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Balance at beginning of period..............................   $   --      $  186      $   --
Provisions..................................................      975         190         186
Charges.....................................................     (112)       (376)         --
                                                               ------      ------      ------
Balance at end of period....................................   $  863      $   --      $  186
                                                               ======      ======      ======

NOTE J--REDEEMABLE PREFERRED STOCK

    Redeemable Preferred Stock consisted of the following:

                                                                   SHARES ISSUED AND ISSUABLE
                                                          ---------------------------------------------
                                                            PAR        SHARES     APRIL 29,   APRIL 24,
                                                           VALUE     AUTHORIZED     2000        1999
                                                          --------   ----------   ---------   ---------
Series A Exchange Redeemable Preferred Stock............  $     1      110,000     43,137      38,146
                                                          =======      =======     ======      ======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--REDEEMABLE PREFERRED STOCK (CONTINUED)
    Changes in Redeemable Preferred Stock (issued and issuable) were as follows:

                                                              SERIES A
                                                              --------
Balance at April 25, 1998...................................  $30,457
Preferred stock dividends...................................    4,329
Accretion of redeemable preferred stock.....................      443
                                                              -------
Balance at April 24, 1999...................................   35,229
Preferred stock dividends...................................    4,965
Accretion of redeemable preferred stock.....................      448
                                                              -------
Balance at April 29, 2000...................................  $40,642
                                                              =======

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

VOTING RIGHTS

    The holders of Series A Exchange Redeemable Preferred Stock have no voting rights except as provided by law or if: the Company after August 15, 2002 is in arrears in the payment of dividends in an amount equal to or exceeding two quarterly dividend payments; the Company fails to redeem the Series A Exchange Redeemable Preferred Stock on or before August 15, 2005 or fails to discharge any redemption obligation; the Company fails to make an offer to redeem the Series A Exchange Redeemable Preferred Stock in the event of a change of control or fails to purchase shares pursuant to

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--REDEEMABLE PREFERRED STOCK (CONTINUED) a change of control offer; or the Company is in default of any covenants as defined in the Exchange Description or fails to pay the stated maturity of any indebtedness in excess of $3,000. In each event, the holders of the Series A Exchange Redeemable Preferred Stock have the right to elect directors to the board of the Company.

NOTE K--COMMON STOCK AND COMMON STOCK WARRANTS

    At April 29, 2000 and April 24, 1999 the Company had 4,000 shares of $.01 Par value common stock authorized, and 1,083 shares issued and outstanding. The declaration or payment of dividends is restricted as discussed in note H and J.

    The Company has common stock warrants (note H). Each common stock warrant entitles the holder thereof to purchase .0025 shares of the Company's common stock at an exercise price of $.01 per .0025 shares subject, under certain circumstances, to adjustment or exchange for warrants to purchase shares of common stock of certain of the Company's subsidiaries. The common stock warrants are exercisable through August 15, 2005 and represent 6.6% of the Company's common stock on a fully-diluted basis.

NOTE L--BENEFIT PLANS

DEFINED BENEFIT PLANS

    The Company and certain subsidiaries have a frozen defined benefit pension plan (a U.S. Pension Plan). Pension costs are determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Service cost is determined using the projected unit credit actuarial cost method. It is the Company's policy to make annual contributions to the plan in amounts at least equal to the amounts required by law.

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                   YEARS ENDED
                                                              ---------------------
                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year...............................................   $19,287     $17,715
Interest cost...............................................     1,410       1,417
Actuarial (gain) loss.......................................       (68)      1,981
Benefits paid...............................................    (1,690)     (1,826)
                                                               -------     -------
                                                                18,939      19,287
                                                               -------     -------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L -- BENEFIT PLANS (CONTINUED)

                                                                   YEARS ENDED
                                                              ---------------------
                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
    The change in the plan assets is summarized as follows:

Fair value of plan assets at the beginning of the year......   $19,578     $20,585
Actual return on plan assets................................     3,019         819
Benefits paid...............................................    (1,690)     (1,826)
                                                               -------     -------
                                                               $20,907     $19,578
                                                               =======     =======

Funded status...............................................   $ 1,968     $   291
Unrecognized net actuarial loss.............................       864       2,314
                                                               -------     -------
Prepaid benefit cost (note G)...............................   $ 2,832     $ 2,605
                                                               =======     =======

    Weighted-average assumptions:

Discount rate...............................................      7.75%       7.50%
Expected rate of return.....................................      9.00%       9.00%

    The components of net periodic benefit is summarized as follows:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Interest cost...............................................   $1,410      $1,417      $1,369
Expected return on plan assets..............................   (1,680)     (1,764)     (1,508)
Net amortization and deferral...............................       43          --          --
                                                               ------      ------      ------
Net periodic benefit........................................   $ (227)     $ (347)     $ (139)
                                                               ======      ======      ======

    No compensation increases have been assumed due to the plan being frozen. The plan assets as of April 29, 2000 and April 24, 1999 consisted primarily of equity securities, guaranteed interest contracts, fixed income securities and cash equivalents.

    In fiscal 2000, the Company elected to adopt a revised discount rate in the current year to more accurately reflect market conditions.

    A foreign subsidiary of the Company sponsors a defined benefit pension plan which is covered by a group insurance policy. The plan covers 22 employees. The benefits are based upon the number of years of service and the employees' past compensation.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L -- BENEFIT PLANS (CONTINUED)
    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                   YEARS ENDED
                                                              ---------------------
                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year...............................................    $ 863       $ 846
Service cost................................................       67          78
Interest cost...............................................       58          55
Actuarial gain..............................................      (24)         (9)
Exchange rate adjustment....................................     (350)       (107)
                                                                -----       -----
                                                                $ 614       $ 863
                                                                -----       -----

    The change in the plan assets is summarized as follows:

Fair value of plan assets at the beginning of the year......    $ 410       $ 331
Premiums paid...............................................      156         133
Interest income.............................................       14           4
Exchange rate adjustment....................................      (91)        (58)
                                                                -----       -----
                                                                  489         410
                                                                -----       -----
Funded status...............................................    $(125)      $(453)
                                                                -----       -----

    Weighted-average assumptions:

Discount rate...............................................      7.0%        7.0%
Annual compensation increase................................      4.0%        4.0%
Social security contribution ceiling........................    $  54       $  55
Annual pension increase.....................................      3.0%        4.0%

    The components of net periodic benefit cost is summarized as follows:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Service cost................................................    $ 67        $ 78        $ 70
Interest cost...............................................      58          55          50
Amortization of transition asset............................      18          10          10
                                                                ----        ----        ----
Net periodic benefit cost...................................    $143        $143        $130
                                                                ====        ====        ====

    In fiscal 2000, the Company acquired a subsidiary that sponsors a defined benefit pension plan (a non-U.S. Pension Plan). The plan is non-contributory. The accrual rate for this plan is 1/60th of the Final Pensionable Salary (as defined) for each year of Pensionable Service.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L -- BENEFIT PLANS (CONTINUED)
    The policy is for the Company to contribute actuarially determined amounts into a trust fund at a rate that is intended to remain at a pre-determined percentage of total pensionable payroll.

    The funded status and net pension liability cost are as follows:

                                                              APRIL 29,
                                                                2000
                                                              ---------
Projected benefit obligation--beginning of period...........   $4,584
Foreign exchange impact.....................................     (437)
                                                               ------
Projected benefit obligation................................   $4,147
                                                               ------

Fair value of plan assets--beginning of period..............   $5,667
Foreign exchange impact.....................................     (541)
                                                               ------
Fair value of plan assets...................................   $5,126
                                                               ------

Plan assets in excess of benefit obligation.................   $  979
Unrecognized:
  Net variation liability...................................      200
  Plan (gains), net.........................................   (1,032)
                                                               ------
Funded status...............................................   $  147
                                                               ======

    Weighted-average assumptions:

Discount rate...............................................      6.3%
Annual compensation increase................................      5.0%
Expected rate of return.....................................      8.5%

MULTI-EMPLOYER PLAN

    Certain foreign employees participate in a multi-employer pension plan. Foreign pension expense totaled $191, $199 and $176 in fiscal 2000, 1999 and 1998, respectively.

EMPLOYEE BENEFIT OBLIGATIONS

    In fiscal 2000, the Company acquired a subsidiary that had a post-employment benefit plan (an "Italian Plan"). In accordance with Italian Law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities upon termination of their employment. The amount payable is based on the salary paid and increases in cost of living. The severance indemnities accrue at a rate of approximately 7.4% of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in the plan benefits after their first year of service.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L -- BENEFIT PLANS (CONTINUED)
    Employee benefit obligations consisted of the following:

                                                              APRIL 29,
                                                                2000
                                                              ---------
Severance indemnity (included in Other Liabilities -- note
  I)........................................................   $20,470
                                                               =======

    The change in benefit plan obligations is summarized as follow:

                                                              APRIL 29,
                                                                2000
                                                              ---------
Severance indemnity expense.................................   $ 1,014
Indemnities paid............................................    (1,657)
                                                               -------
                                                               $  (643)
                                                               =======

DEFINED CONTRIBUTION PLANS

    The Company has 401(k) savings plans (the "Plans") covering substantially all U.S. employees. Contributions to the Plans were $2,091, $2,225 and $2,055 in fiscal 2000, 1999 and 1998, respectively. The Company provides certain other retirement benefits, which are not material, to some former officers and former key management employees which have been provided for in the consolidated financial statements.

LONG-TERM COMPENSATION PLANS

    The Company maintains a Valuation Creation Plan which provides long-term compensation for key individuals. Upon joining the VCP, benefits vest at twenty percent a year and participants can "cash out", as defined, up to fifty percent of their vested value anytime with the remainder paid at retirement or termination. All payments under the VCP are subject to the availability of general funds of the Company. The VCP is a nonqualified and non-funded plan. The Company has accrued $3,117 and $2,716 as of fiscal 2000 and 1999, respectively and administrative and selling expenses includes $425, $326 and $1,699 for fiscal 2000, 1999 and 1998, respectively related to VCP. In the event of the sale or certain other changes in ownership of a subsidiary or division, impacted key individuals would become 100% vested. Benefits, if any, would be calculated up to that date based upon fair values as established by the transaction. Such benefits would be charged to operations immediately and may be greater than that which would have been calculated under the original terms of the VCP.

    In 1998 PHI created a Phantom Stock Appreciation Rights Plan which has two variations, an Appreciation Rights Plan, under the terms of which PSARs are offered at the fair market value ("FMV") of PHI and its wholly owned subsidiaries including, CE&A and a Discounted Appreciation Rights Plan, under the terms of which PSARs are offered at a discounted FMV. The authorized amount of PSARs which can be issued under these Plans equals 12% of the authorized capital of PHI. The Plans are designed to provide incentives for employees of PHI and CE&A, by tracking increases in the FMV of the combined PHI and CE&A subsidiaries. The exercise rights under the Plans are subject to vesting schedules ranging from 4 to 5 years from date of award. The Plans have a ten year termination date. Participants in the Plans are key employees, including officers. Discounted PSARs

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L -- BENEFIT PLANS (CONTINUED)
were issued to certain employees of CE&A who at the time of the acquisition of CE&A by PHI in July of 1999 had an "in the money value" of their unvested CE&A options. The discount amount equaled 75% of the then combined FMV. The CE&A vesting schedule was carried over for the exercise rights of these discounted PSARs. The total number of PSARs issued and outstanding as of April 29, 2000, were 417,216. Additionally, PHI created a Deferred Value Plan, which is a deferred compensation plan and does not include the issuance of PSARs. The Plan was created for the benefit of certain CE&A employees at the time of the CE&A acquisition in July of 1999. Awards earn interest at the rate of prime as of July 1st of each year, plus 1%. Exercise rights are subject to a four or five year vesting schedule from date of award. No additional awards have been made under this Plan since its inception. At the time employees exercise their vested rights under any of these three plans, they must execute a Protection Agreement which, among other items, stipulates that for a period of 18 months after termination of a Participant's employment by PHI, or any of its subsidiaries (the "PHI Group") the employee cannot participate in any business which is then in competition with the PHI Group. Appreciation Rights PSARs are awarded at their FMV to certain employees as they are hired or promoted. All three Plans are non-qualified and non-funded. As of April 29, 2000, the Company has recorded an accrued liability of $2,960 under these Plans.

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

NOTE M--INCOME TAXES

    The foreign and domestic components of (loss) income from continuing operations before income taxes, discontinued operation and extraordinary item were as follows:

                                                 APRIL 29,   APRIL 24,   APRIL 25,
                                                   2000        1999        1998
                                                 ---------   ---------   ---------
Domestic.......................................  $(21,949)   $   (729)   $(19,613)
Foreign........................................    (4,831)      2,934       4,077
                                                 --------    --------    --------
Total..........................................  $(26,780)   $  2,205    $(15,536)
                                                 ========    ========    ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE M--INCOME TAXES (CONTINUED)
    The components of income taxes expense (credit) are:

                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Continuing operations:
  Current:
    Federal.................................................   $   --      $(5,572)    $(2,333)
    State...................................................       72          270         228
    Foreign.................................................    1,712          987         692
                                                               ------      -------     -------
                                                                1,784       (4,315)     (1,413)
                                                               ------      -------     -------
  Deferred (net of impact of valuation allowance):
    Federal.................................................     (897)       1,712         161
    Foreign.................................................       --          491         642
                                                               ------      -------     -------
                                                                 (897)       2,203         803
                                                               ------      -------     -------
  Total continuing operations...............................      887       (2,112)       (610)
                                                               ------      -------     -------
Discontinued operations:
  Current:
    Federal.................................................      373        6,517       6,674
    State...................................................       --        1,389       1,172
                                                               ------      -------     -------
  Total discontinued operations.............................      373        7,906       7,846
                                                               ------      -------     -------

Income from discontinued operations.........................   $   --      $   784     $   584
Gain on disposal of discontinued operations.................      373        7,122       7,262
                                                               ------      -------     -------
                                                               $  373      $ 7,906     $ 7,846
                                                               ------      -------     -------
Extraordinary item:
  Current:
    Federal.................................................       --           --      (4,409)
    State...................................................       --           --        (778)
                                                               ------      -------     -------
  Total extraordinary item..................................       --           --      (5,187)
                                                               ------      -------     -------
  Total discontinued operations and extraordinary item:.....      373        7,906       2,659
                                                               ------      -------     -------
Income taxes................................................   $1,260      $ 5,794     $ 2,049
                                                               ======      =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE M--INCOME TAXES (CONTINUED)
    Total income taxes (benefit) from continuing operations differed from "expected" income tax expense, computed by applying the U.S. Federal statutory tax rate of 35 percent to income before income tax, as follows:

                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Federal statutory rate applied to income before income
  taxes, discontinued operations and extraordinary item.....   $(9,457)    $   772     $(5,460)
State and local taxes, net of Federal tax benefit...........        47          84         163
Effect of foreign operations................................     3,487         451         170
Nondeductible costs in excess of net assets acquired........       693         475         355
Change in valuation reserve.................................     7,881      (3,800)        777
Federal tax loss carryback benefit..........................      (897)         --          --
Nondeductible purchased research and development cost.......        --          --       2,835
(Benefit) provision for Internal Revenue Service ("IRS")
  examination...............................................        --        (225)        246
Other items.................................................      (867)        131         304
                                                               -------     -------     -------
Income tax (benefit) expense--continuing operations.........   $   887     $(2,112)    $  (610)
                                                               =======     =======     =======

    A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The temporary differences which gave rise to the following deferred income tax assets and liabilities are:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Deferred income tax assets:
  Accounts receivable.......................................  $    104    $    600
  Inventory.................................................     2,007       2,274
  Accrued liabilities.......................................     8,122       4,798
  Net operating losses......................................     2,238          --
  Tax credits...............................................       961         264
  Assets held for sale......................................       566         157
  Other.....................................................       875         584
                                                              --------    --------
    Total gross deferred income tax assets..................    14,873       8,677
  Valuation allowance.......................................   (14,444)     (6,563)
                                                              --------    --------
    Total net deferred income tax assets....................       429       2,114
Deferred income tax liabilities:
  Depreciation..............................................    (3,470)     (3,913)
  Cost in excess of net assets acquired.....................    (2,162)     (2,316)
  Reserve for IRS examination...............................      (411)     (2,098)
  Foreign items.............................................    (1,326)     (1,650)
  Other.....................................................      (569)       (545)
                                                              --------    --------
    Total gross deferred income tax liabilities.............    (7,938)    (10,522)
                                                              --------    --------
    Net deferred income tax liability.......................  $ (7,509)   $ (8,408)
                                                              ========    ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE M--INCOME TAXES (CONTINUED)
    These deferred income tax assets and liabilities are presented as follows in the consolidated balance sheets:

                                                              APRIL 29,   APRIL 24,
                                                                2000        1999
                                                              ---------   ---------
Current deferred tax liability..............................   $1,024      $1,570
Noncurrent deferred tax liability...........................    6,485       6,838
                                                               ------      ------
                                                               $7,509      $8,408
                                                               ======      ======

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

    A summary of the activity in the allowance for deferred tax assets is as follows:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Balance at beginning of period..............................   $ 6,563     $10,363     $ 9,586
Net change..................................................     7,881      (3,800)        777
                                                               -------     -------     -------
Balance at end of period....................................   $14,444     $ 6,563     $10,363
                                                               =======     =======     =======

    At April 29, 2000, the Company has available net operating loss carryforwards of approximately $6,144 which generally expire in the fiscal year ending in 2019. Such carryforwards are substantially limited upon an "ownership change" as defined in the Internal Revenue Code. No such ownership change is currently anticipated. The Company has been audited by the IRS through the 1995 tax year and maintains reserves for subsequent IRS examinations.

    The Company also utilized all foreign tax credits. As a result, the tax benefit from continuing operations for fiscal 1999 reflects a tax benefit of $3,800 related to the reduction of the valuation allowance.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE N--OTHER, NET

    Other, net includes the following:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Write down of notes receivable and impaired capital
  equipment.................................................   $1,236      $   250      $  --
Net loss (gain) on disposition of miscellaneous assets......      163          507       (710)
Facilities (income) expense, net (note G)...................     (357)        (219)      (390)
Recoveries of aborted acquisition, offering costs and
  related litigation, net (note Q)..........................       28       (1,809)     1,442
Patent defense costs and related litigation, net of
  recoveries................................................      901           35         --
Equity in earnings of joint venture.........................      239         (188)       109
Bondholders' consent fees and related costs.................    3,451           --         --
Asset securitization costs..................................      895           --         --
Subassembly operation exit costs............................      405           --         --
Facility relocation costs...................................      413           --         --
                                                               ------      -------      -----
    Total...................................................   $7,374      $(1,424)     $ 451
                                                               ======      =======      =====

NOTE O--RELATED-PARTY TRANSACTIONS

MANAGEMENT FEES

    Management fees were incurred with respect to services rendered in connection with financing, mergers and acquisitions and various operational and strategic matters. Management fees were $750, $750 and $769 for fiscal 2000, 1999 and 1998, respectively.

NOTE P--LEASES

CAPITAL AND OPERATING LEASES

    The Company conducts a portion of its operations in facilities under capital and operating leases and also has capital and operating leases covering certain machinery and equipment. Certain of the leases contain renewal and purchase options. Rental expenses charged to operations in fiscal 2000, 1999 and 1998, were approximately $2,752, $1,900, and $1,963 respectively.

    Property under capital leases consisted of the following:

                                                            APRIL 29,   APRIL 24,
                                                              2000        1999
                                                            ---------   ---------
Land, buildings and improvements..........................   $10,056     $ 9,650
Machinery and equipment...................................     7,822       5,790
Less accumulated amortization.............................    (8,059)     (4,296)
                                                             -------     -------
    Total.................................................   $ 9,819     $11,144
                                                             =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE P--LEASES (CONTINUED)

    At April 29, 2000, the minimum rental commitments for noncancelable leases that have initial or remaining terms of more than one year are as follows:

                                                           CAPITAL    OPERATING
                                                            LEASES     LEASES
                                                           --------   ---------
2001.....................................................  $ 3,502     $ 3,696
2002.....................................................    2,670       3,410
2003.....................................................    2,233       3,153
2004.....................................................    1,920       2,675
2005.....................................................    1,607       2,118
Thereafter through 2015..................................   11,749      11,099
                                                           -------     -------
Minimum commitments......................................  $23,681     $26,151
                                                                       =======
Less amount representing interest........................  (11,001)
                                                           -------
Capital lease obligations (included in long-term
  obligations) (note H)..................................  $12,680
                                                           =======

NOTE Q--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS

    The Company is obligated to clean up two sites relating to former manufacturing facilities and has accrued the estimated costs of remediation (note I). Estimated costs are determined by external and internal environmental remediation experts. The estimated costs of remediation of one site is based on its estimated present value. The discount rate used was 6%. The gross undiscounted amount differs from the estimated present value by approximately $1,047 as of April 29, 2000. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued. The Company believes that it can continue to meet these environmental standards without material adverse effect on its financial condition. The expected future payments for the environmental liabilities is $558 in fiscal 2001, $988 in fiscal 2002, $320 in fiscal 2003, $324 in fiscal 2004 and $3,554 thereafter.

    During fiscal 1999, the Company signed an agreement with the owner of a property adjacent to one remediation sites. The settlement terms principally include a mutual release of claims for past costs and an undertaking by the Company to perform certain future remediation work on the site, for which the Company will pay up to the first $500 in costs and two thirds of any cost over this threshold. At April 29, 2000, the Company has accrued the estimated remediation cost with respect to this matter. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued.

    In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE Q--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS (CONTINUED) one of its customers. Damages under each section are claimed to be in excess of $75, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion.

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

NOTE R--FOREIGN SALES

    International sales represented 41%, 41% and 38% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. These sales represented the combined total of export sales made by United States operations and all sales made by foreign operations.

    Export sales made by United States operations were less than 23% of the Company's net sales for fiscal 2000, 24% for fiscal 1999 and 23% for fiscal 1998.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE R--FOREIGN SALES (CONTINUED)
    The following table summarizes the Company's sales and selected operating data in different geographic areas:

                                                                         ADJUSTMENTS
                                                    UNITED                   AND
                                                    STATES     EUROPE    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------   ------------   ------------
FISCAL 1998
Sales to unaffiliated customers..................  $184,639   $ 33,268                    $217,907
Transfers between geographic locations...........     5,318        193      $ (5,511)           --
                                                   --------   --------      --------      --------
Net sales........................................   189,957     33,461        (5,511)      217,907
(Loss) income from operations....................    (1,340)     2,955                       1,615
Identifiable assets..............................   207,142     26,128                     233,270

FISCAL 1999
Sales to unaffiliated customers..................  $208,115   $ 39,939                    $248,054
Transfers between geographic locations...........     9,336        151      $ (9,487)           --
                                                   --------   --------      --------      --------
Net sales........................................   217,451     40,090        (9,487)      248,054
Income from operations...........................    16,051      4,111                      20,162
Identifiable assets..............................   225,138     25,097                     250,235

FISCAL 2000
Sales to unaffiliated customers..................  $227,329   $ 72,845                    $300,174
Transfers between geographic locations...........     6,384      5,885      $(12,269)           --
                                                   --------   --------      --------      --------
Net sales........................................   233,713     78,730       (12,269)      300,174
(Loss) from operations...........................    (1,282)    (4,628)                     (5,910)
Identifiable assets..............................   227,156    136,843                     363,999

    Identifiable assets by geographic area are those assets used in the Company's operations in each area.

    Net assets for European operations amounted to approximately $20,194 as of April 29, 2000. Included in net assets of European operations were intercompany receivables from affiliated companies amounting to approximately $15,591 as of April 29, 2000.

    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of the Company and its subsidiaries.

NOTE S--SEGMENT DATA

    The Company operates in five industry segments. The Company's reportable segments are individual business units that offer different products and services. Each business unit has its own management team and manufacturing facilities and maintains its own independent market identity. The

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE S--SEGMENT DATA (CONTINUED)
Company evaluates performance based on operating earnings of the respective business units. Information concerning operations in these businesses is as follows:

                                                    OPERATING                  DEPRECIATION
                                           NET       INCOME     IDENTIFIABLE       AND          CAPITAL
                                          SALES      (LOSS)        ASSETS      AMORTIZATION   EXPENDITURES
                                         --------   ---------   ------------   ------------   ------------
YEAR END APRIL 25, 1998
High power conversion products.........  $ 94,192    $ 7,560      $ 38,693        $   543        $   519
Advanced surface analysis
  instruments..........................    50,531     (2,851)       71,946          3,061          2,256
High performance modular power
  connectors...........................    25,249      5,254        17,046          1,088          1,368
Customized monitoring
  instrumentation......................    37,958      1,082        49,080          1,789            932
Corporate and other....................     9,977     (9,430)       56,505            583            351
                                         --------    -------      --------        -------        -------
Consolidated...........................  $217,907    $ 1,615      $233,270        $ 7,064        $ 5,426
                                         ========    =======      ========        =======        =======

YEAR END APRIL 24, 1999
High power conversion products.........  $ 84,299    $ 3,739      $ 52,712        $ 1,484        $ 4,280
Advanced surface analysis
  instruments..........................    65,965      4,386        73,422          4,133          4,789
High performance modular power
  connectors...........................    27,371      6,200        18,424          1,272          1,920
Customized monitoring
  instrumentation......................    60,931      6,248        47,125          2,813          1,231
Corporate and other....................     9,488       (411)       58,552            645            264
                                         --------    -------      --------        -------        -------
Consolidated...........................  $248,054    $20,162      $250,235        $10,347        $12,484
                                         ========    =======      ========        =======        =======

YEAR END APRIL 29, 2000
High power conversion products.........  $128,873    $(8,835)     $170,084        $ 3,708        $ 1,972
Advanced surface analysis
  instruments..........................    73,367     (4,561)       98,210          8,513          9,002
High performance modular power
  connectors...........................    28,689      6,345        13,890          1,393          1,244
Customized monitoring
  instrumentation......................    61,194      6,048        42,173          2,472          1,637
Corporate and other....................     8,051     (4,907)       39,642            557            269
                                         --------    -------      --------        -------        -------
Consolidated...........................  $300,174    $(5,910)     $363,999        $16,643        $14,124
                                         ========    =======      ========        =======        =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE S--SEGMENT DATA (CONTINUED)
    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at April 29, 2000.

                                                       TOTAL                 ELIMINATION
                                                     RESTRICTED     ASI      ADJUSTMENTS    TOTAL
                                                     ----------   --------   -----------   --------
                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents........................   $  2,392    $  3,041     $     --    $  5,433
  Restricted cash..................................      3,890         171           --       4,061
  Accounts receivable, net of allowance for
    doubtful accounts..............................     26,095      65,499           --      91,594
  Refundable income taxes..........................      1,075          --           --       1,075
  Inventories......................................     38,807      13,111           --      51,918
  Costs and earnings in excess of billings.........         --       7,414           --       7,414
  Prepaid expenses and other current assets........      4,962       6,463         (218)     11,207
                                                      --------    --------     --------    --------
    Total current assets...........................     77,221      95,699         (218)    172,702
PROPERTY, PLANT AND EQUIPMENT, NET.................     69,192      32,595           --     101,787
INVESTMENT IN JOINT VENTURE........................      1,829          --           --       1,829
ASSETS HELD FOR SALE...............................      2,628       1,197           --       3,825
OTHER ASSETS, NET..................................     44,621       2,589           --      47,210
COST IN EXCESS OF NET ASSETS ACQUIRED..............     36,646          --           --      36,646
Intercompany Accounts, Net.........................     11,209       6,376      (17,585)         --
                                                      --------    --------     --------    --------
                                                      $243,346    $138,456     $(17,803)   $363,999
                                                      ========    ========     ========    ========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................   $  8,946    $  1,121     $     --    $ 10,067
  Foreign credit line..............................      1,937          --           --       1,937
  Accounts Payable and accrued expense.............     50,824      81,774           --     132,598
  Billings in excess of costs......................      2,778       3,010           --       5,788
  Advance payments by customers....................      7,009         441           --       7,450
  Federal, foreign and state income taxes
    payable........................................      3,479         275           --       3,754
  Deferred income taxes............................      1,206          36         (218)      1,024
  Redeemable put warrants..........................      2,900          --           --       2,900
                                                      --------    --------     --------    --------
    Total current liabilities......................     79,079      86,657         (218)    165,518
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....    173,323      20,303           --     193,626
DEFERRED INCOME TAXES..............................      6,485          --           --       6,485
OTHER LIABILITIES..................................      9,151      22,828           --      31,979
REDEEMABLE PREFERRED STOCK (aggregate liquidation
  preference of $43,137 as of April 29, 2000)......     40,642          --           --      40,642
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................    (65,334)      8,668      (17,585)    (74,251)
                                                      --------    --------     --------    --------
                                                      $243,346    $138,456     $(17,803)   $363,999
                                                      ========    ========     ========    ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE S--SEGMENT DATA (CONTINUED)
    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries as of April 29, 2000.

                                                        TOTAL                 ELIMINATION
                                                      RESTRICTED     ASI      ADJUSTMENTS    TOTAL
                                                      ----------   --------   -----------   --------
Net sales...........................................   $247,195    $53,960       $(981)     $300,174
Cost of sales (Includes restructuring
  charge--inventory markdown of $855 in Total
  Restricted).......................................    166,157     46,655        (981)      211,831
                                                       --------    -------       -----      --------
    Gross profit....................................     81,038      7,305          --        88,343
Administrative and selling expenses.................     49,592     12,528          --        62,120
Research and development expenses...................     18,740      2,170          --        20,910
Write off of purchased in-process research and
  development.......................................      1,650         --          --         1,650
Restructuring charge................................      1,795         --          --         1,795
Reimbursed environmental and litigation costs,
  net...............................................        404         --          --           404
Other, net..........................................      6,766        608          --         7,374
                                                       --------    -------       -----      --------
    Income from operations..........................      2,091     (8,001)         --        (5,910)
Interest expense....................................     20,698      1,093          --        21,791
Interest income.....................................        457        464          --           921
                                                       --------    -------       -----      --------
    (Loss) from continuing operations before income
      taxes, discontinued operations and
      extraordinary item............................    (18,150)    (8,630)         --       (26,780)
Income taxes........................................        329        558          --           887
                                                       --------    -------       -----      --------
    (Loss) from continuing operations before
      discontinued operations and extraordinary
      item..........................................    (18,479)    (9,188)         --       (27,667)
Discontinued operations:
    Gain on disposal of discontinued operations, net
      of income taxes...............................        559         --          --           559
                                                       --------    -------       -----      --------
Net (loss)..........................................   $(17,920)   $(9,188)      $  --      $(27,108)
                                                       ========    =======       =====      ========

Supplemental Data:

    Depreciation....................................   $ 11,738    $ 1,631       $  --      $ 13,369
    Amortization....................................      3,274         --          --         3,274
    Capital Expenditures............................     13,692        432          --        14,124

NOTE T--SUBSEQUENT EVENTS

    On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad-High Voltage Corporation ("Vivirad") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and Vivirad U.S.A Corporation ("Holdings") the holding company of Vivirad, and Vivirad S.A., a French corporation and the sole stockholder of Holdings (the "Seller" and collectively with Vivirad and Holdings, the "Seller Group"). Under the Agreement, the shareholders would receive in exchange for their stock an

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE T--SUBSEQUENT EVENTS (CONTINUED)
aggregate purchase price of $2,850. The Seller Group would receive $1,000 in cash and $1,300 in certain deferred payments. The deferred payments are comprised of $500 in Seller Group financing (the "Seller Note"), and $800 paid in quarterly installments commencing September 15, 2000 through June 15, 2001. Also, as part of the purchase price, the Agreement provides for the Seller Group to receive an amount equal to $550 ("Contingent Purchase Price"), provided Vivirad achieves certain milestones, as defined.

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

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ LAURENCE S. LEVY
     -------------------------------------------       Chairman of the Board, Vice     August 18, 2000
                  Laurence S. Levy                       President

                 /s/ CLIFFORD PRESS
     -------------------------------------------       Deputy Chairman of the Board,   August 18, 2000
                   Clifford Press                        President

                   /s/ EDWARD LEVY
     -------------------------------------------       Director                        August 18, 2000
                     Edward Levy

               /s/ H. CABOT LODGE III
     -------------------------------------------       Director                        August 18, 2000
                 H. Cabot Lodge III

              /s/ RUSSELL L. SHADE, JR.
     -------------------------------------------       Chief Executive Officer, Vice   August 18, 2000
                Russell L. Shade, Jr.                    President

                                                       Vice President and Chief
              /s/ JOSEPH W. MCHUGH, JR.                  Financial Officer (principal
     -------------------------------------------         financial and accounting      August 18, 2000
                Joseph W. McHugh, Jr.                    officer)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         2.3            Asset Purchase Agreement between GEI Acquisition Inc. and
                        High voltage Engineering Corporation, dated as of March 25,
                        1998.**

         2.4            CE&A Purchase Agreement.***

         3.1            Restated Articles of Organization of the Registrant.*

         3.2            Amended and Restated By-laws of the Registrant.*

         4.1 Indenture, dated as of August 8, 1997, by and between Registrant and State Street Bank and Trust Company as
                        Trustee.*

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

REPORTS ON FORM 8-K

(i) On February 2, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated February 2, 2000, in which the Company reported under Item 2 of Form 8-K the acquisition of all of the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. The Company also filed as part of Item 7 of this report an exhibit copy of the Share Purchase Agreement, dated as of October 7, 1999, by and between the Company and Ansaldo Invest, S.p.A.

    On April 2, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A, dated April 2, 2000, in which the Company reported under Item 2 of Form 8-K/A the acquisition of all of the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. The Company also filed as part of Item 7 of this report an exhibit copy of the Share Purchase Agreement, dated as of October 7, 1999, by and between the Company and Ansaldo Invest, S.p.A.

    On April 13, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A, dated April 13, 2000, in which the Company reported under Item 2 of Form 8-K/A the acquisition of all of the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A. The Company also filed as part of Item 7 of this report an exhibit copy of the Share Purchase Agreement, dated as of October 7, 1999, by and between the Company and Ansaldo Invest, S.p.A.