Form 10-Q
period 2000-07-29
HIGH VOLTAGE ENGINEERING CORP
filed 2000-09-15
CIK 47395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended July 29, 2000

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from_________to_________

                          Commission file number 1-4737

                             ----------------------

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

                              (1) Yes /X/  No / /

                              (2) Yes / / No /X/

Number of Common Shares outstanding at September 15, 2000: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

        Consolidated Balance Sheets at July 29, 2000 (Unaudited) and
        April 29, 2000 (Audited)..........................................................................      3

        Consolidated Statements of Operations for the Three Months ended
        July 29, 2000 (Unaudited) and July 31, 1999 (Unaudited)...........................................      4

        Consolidated Statements of Stockholders' Deficiency for the Three Months
        ended July 29, 2000 (Unaudited) and for the Years ended April
        29, 2000 (Audited) and April 24, 1999 (Audited)...................................................      5

        Consolidated Statements of Cash Flows for the Three Months ended
        July 29, 2000 (Unaudited) and July 31, 1999 (Unaudited)...........................................      6

        Notes to Consolidated Financial Statements (Unaudited)............................................      8

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     17

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     23


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     24

     ITEM 2. - CHANGES IN SECURITIES......................................................................     24

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     24

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     24

     ITEM 5. - OTHER INFORMATION..........................................................................     24

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     25

SIGNATURES................................................................................................     26


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                           JULY 29,        APRIL 29,
                                                             2000            2000
                                                         -----------     -----------
                                                         (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................      $   8,379       $   5,433
  Restricted cash...................................          4,707           4,061
  Accounts receivable, net..........................        100,594          91,594
  Refundable income taxes...........................          1,128           1,075
  Inventories.......................................         56,342          51,918
  Costs and earnings in excess of billings..........          9,615           7,414
  Prepaid expenses and other current assets.........         15,814          11,207
                                                          ----------      ----------
    Total current assets............................        196,579         172,702

PROPERTY, PLANT AND EQUIPMENT, Net..................        101,827         101,787
INVESTMENT IN JOINT VENTURE.........................          3,017           1,829
ASSETS HELD FOR SALE................................          2,697           3,825
OTHER ASSETS, Net...................................         46,208          47,210
COST IN EXCESS OF NET ASSETS ACQUIRED,NET...........         38,835          36,646
                                                          ----------      ----------
                                                          $ 389,163       $ 363,999
                                                          ==========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..      $  14,144       $  10,067
  Foreign credit line...............................          1,882           1,937
  Accounts payable..................................         96,475          84,554
  Accrued interest..................................          7,827           4,207
  Accrued liabilities...............................         38,290          43,837
  Billings in excess of costs.......................         11,108           5,788
  Advance payments by customers.....................         13,777           7,450
  Federal, foreign and state income taxes payable...          4,799           3,754
  Deferred income taxes.............................          1,013           1,024
  Redeemable put warrants...........................          2,900           2,900
                                                          ----------      ----------
    Total current liabilities.......................        192,215         165,518
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......        198,279         193,626
DEFERRED INCOME TAXES...............................          6,486           6,485
OTHER LIABILITIES...................................         32,161          31,979
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $44,451 AS OF JULY 29, 2000)........         42,149          40,642
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock......................................              1               1
  Paid-in-capital...................................         19,527          19,527
  Accumulated deficit...............................       (101,660)        (94,863)
  Common stock warrants.............................          2,200           2,200
  Other comprehensive (loss)........................         (2,195)         (1,116)
                                                          ----------      ----------
    Total stockholders' deficiency..................        (82,127)        (74,251)
                                                          ----------      ----------
                                                          $ 389,163       $ 363,999
                                                          ==========      ==========


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED
                                                    --------------------------
                                                     JULY  29,      JULY 31,
                                                       2000           1999
                                                    -----------    -----------
                                                    (Unaudited)    (Unaudited)
Net sales.......................................     $110,753       $ 54,807
Cost of sales...................................       83,919         36,116
                                                     ---------      ---------
  Gross profit..................................       26,834         18,691

Administrative and selling expenses.............       19,836         12,187
Research and development expenses...............        5,209          4,896
Write off of purchased in-process research
  and development...............................           --          1,650
Restructuring charge............................           --            900
Reimbursed environmental and litigation
  costs, net....................................            3              2
Other...........................................          562            (65)
                                                     ---------      ---------
  Income (loss) from operations.................        1,224           (879)

Interest expense................................        5,779          4,912
Interest income.................................           75            358
                                                     ---------      ---------
    Loss from continuing operations before
      income taxes..............................       (4,480)        (5,433)
Income taxes....................................          810            381
                                                     ---------      ---------
NET LOSS........................................       (5,290)        (5,814)
Preferred dividends.............................       (1,396)        (1,311)
Accretion of redeemable preferred stock.........         (111)          (118)
                                                     ---------      ---------
Net loss applicable to common stockholders......     $ (6,797)      $ (7,243)
                                                     =========      =========

Basic loss per common share:
  Continuing operations.........................   $(6,276.08)    $(6,687.90)
                                                   -----------    -----------
  Net loss applicable to common stockholders....   $(6,276.08)    $(6,687.90)
                                                   ===========    ===========

Diluted loss per common share:
  Continuing operations.........................   $(6,276.08)    $(6,687.90)
                                                   -----------    -----------
  Net loss applicable to common stockholders....   $(6,276.08)    $(6,687.90)
                                                   ===========    ===========

Weighted average common stock outstanding.......       1,083          1,083
Weighted average common stock outstanding and
  dilutive equivalents outstanding..............       1,237          1,237
                                                   ===========    ===========


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)


                                                                        COMMON         OTHER
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       COMPREHENSIVE
                                 STOCK      CAPITAL       DEFICIT      WARRANTS        (LOSS)          TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 25, 1998
  (Audited).................         1       19,527        (72,603)       2,200            (342)      (51,217)
Net income..................                                15,033                                     15,033
Preferred stock dividends...                                (4,329)                                    (4,329)
Accretion of redeemable
  preferred stock...........                                  (443)                                      (443)
Change in foreign currency
  translation...............                                                               (384)         (384)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................         1       19,527        (62,342)       2,200            (726)      (41,340)
Net loss....................                               (27,108)                                   (27,108)
Preferred stock dividends...                                (4,965)                                    (4,965)
Accretion of redeemable
  preferred stock...........                                  (448)                                      (448)
Change in foreign currency
  translation...............                                                               (390)         (390)
                                 ------    ---------    -----------    ---------    ------------    ----------

Balance, April 29, 2000
  (Audited).................         1       19,527        (94,863)       2,200          (1,116)      (74,251)
Net loss....................                                (5,290)                                    (5,290)
Preferred stock dividends...                                (1,396)                                    (1,396)
Accretion of redeemable
  preferred stock...........                                  (111)                                      (111)
Change in foreign currency
  translation...............                                                             (1,079)       (1,079)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, July 29, 2000
  (Unaudited)...............     $   1     $ 19,527     $ (101,660)    $  2,200     $    (2,195)    $ (82,127)
                                 ======    =========    ===========    =========    ============    ==========


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                 ---------------------------
                                                                   JULY 29,        JULY 31,
                                                                     2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................       $ (5,290)       $ (5,814)
   Adjustments to reconcile net loss to net cash
     provided by (used in)operating activities:
     Depreciation and amortization.........................          5,260           3,115
     Write-off of other assets and purchased research and
       development.........................................             --           1,650
     Non-cash interest.....................................            291             307
     Deferred income taxes.................................            (10)             77
     Undistributed earnings of affiliate...................            122              22
     (Gain) loss on sale of assets.........................             (5)              4
     Change in assets and liabilities net of effects of
       business acquisition:
       Accounts receivable, net............................        (11,841)         11,068
       Proceeds from the sale of accounts receivable.......          2,636              --
       Refundable income taxes.............................            (53)            479
       Inventories.........................................         (4,424)         (2,981)
       Costs and earnings in excess of billings............          3,119              --
       Prepaid expenses and other current assets...........         (4,607)           (978)
       Other assets........................................         (1,319)           (188)
       Accounts payable, accrued interest and accrued
         liabilities.......................................          8,893          (8,045)
       Advance payments by customers.......................          6,327             501
       Federal, foreign and state income taxes payable.....          1,045          (2,151)
                                                                  ---------       ---------
       Net cash provided by (used in) operating activities.            144          (2,934)
                                                                  ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment..............         (3,714)         (2,757)
   Acquisition of Charles Evans & Associates, net of
     cash acquired.........................................             --         (34,377)
   Acquisition of Vivirad-High Voltage Corporation, net
     of cash acquired......................................         (2,281)             --
   Other...................................................          1,061              11
                                                                  ---------       ---------
       Net cash used in investing activities...............         (4,934)        (37,123)
                                                                  ---------       ---------
Cash flows from financing activities:
   Net payments on foreign credit line.....................            (87)             --
   Net (increase) decrease in restricted cash..............           (646)         15,208
   Principal payments on long-term obligations.............         (1,466)           (653)
   Net borrowings under credit agreements..................          8,512              --
   Proceeds from the issue of long-term obligation, net
     of issuance cost......................................          1,348              --
   Cash overdraft..........................................          1,291             771
                                                                  ---------       ---------
     Net cash provided by financing activities.............          8,952          15,326
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............         (1,216)            (18)
                                                                  ---------       ---------
   Net increase (decrease) in cash and cash equivalents....          2,946         (24,749)
   Cash and cash equivalents, beginning of the period......          5,433          31,459
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $  8,379        $  6,710
                                                                  =========       =========


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                 ---------------------------
                                                                   JULY 29,        JULY 31,
                                                                     2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................       $  1,008        $    527
   Income taxes............................................             55           2,534
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $  1,396        $  1,311
   Leased asset additions..................................             --              55


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

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

    The Company operates on a 52 or 53 week fiscal year. The three months ended July 29, 2000 and July 31, 1999 include the results of operations of the Company for 13 week and 14 week periods, respectively. The terms "fiscal 2001" and "fiscal 2000" refer to the Company's fiscal years ended April 28, 2001 and April 29, 2000, respectively.

    The consolidated financial statements do not contain all disclosures included in financial statements normally prepared in accordance with generally accepted accounting principles pursuant to SEC rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 29, 2000, as filed with the SEC on August 18, 2000, and are not necessarily indicative of the results that may be expected for the year ending April 28, 2001.

NOTE 2 -- INVENTORIES

    Inventories consisted of the following as of:


                                                JULY 29,       APRIL 29,
                                                 2000            2000
                                              -----------    -----------
                                              (Unaudited)      (Audited)
Raw materials...........................      $  28,387      $   26,628
Work-in-process.........................         25,815          19,875
Finished goods..........................          2,140           5,415
                                               ---------     -----------
   Total................................      $  56,342      $   51,918
                                              ==========     ===========


NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)

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

   On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of Vivirad-High Voltage Corporation ("Vivirad") pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, Vivirad, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller would receive in exchange for the stock of Holdings an aggregate purchase price of $2,281 comprised of $1,000 in cash and $1,281 in certain deferred payments. The deferred payments were represented by Promissory Notes of PHI in the aggregate amount of $1,300, with such notes due at various times. The Agreement also provides for the Seller to receive a contingent payment equal to $550 provided Vivirad achieves certain milestones, as defined.

    The net purchase prices have been allocated as follows:


                                                    CE&A         ASI       VIVIRAD      TOTAL
                                                  ---------   ---------   ---------   ---------
Working capital, other than cash acquired......   $    836    $ 13,089    $     --    $ 13,925
Property, plant and equipment..................     15,737      36,583          --      52,320
Other assets (includes purchased in-process
   research and development)...................     10,014       2,785          --      12,799
Cost in excess of assets acquired..............     14,104         --        2,281      16,385
Other liabilities..............................     (2,690)    (28,255)         --     (30,945)
                                                  ---------   ---------   ---------   ---------
Purchase price, net of cash received...........   $ 38,001    $ 24,202    $  2,281    $ 64,484
                                                  =========   =========   =========   =========


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)

    The operating results of CE&A and Vivirad have been included in the Company's Consolidated Statement of Operations from the dates of acquisition. Pursuant to the Purchase Agreement, the operating results of ASI have been included in the Company's Consolidated Statement of Operations from January 1, 2000.

    The following pro forma financial information illustrates the effects of the acquisitions of CE&A and ASI after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. The unaudited pro forma financial information for Vivirad for the first quarter of fiscal 2000 has not been presented because the effect of the transaction would not have been material to the results of operations of the Company. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $106,914 for the first quarter of fiscal 2000. Consolidated pro forma loss from continuing operations would have been $12,958 for the first quarter of fiscal 2000. Consolidated pro forma net loss applicable to common stockholders would have been $14,387 for the first quarter of fiscal 2000. Consolidated pro forma net loss from continuing operations per common share applicable to common shareholders would have been $13,283.93 for the first quarter of fiscal 2000. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

SALE OF ACCOUNTS RECEIVABLE

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, other domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22.5 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. At July 29, 2000, $15,836 was utilized under the Receivables Purchase Facility. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $382 at July 29, 2000, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. As of April 29, 2000, the Receivables Purchase Facility was amended (the "First Amendment to Receivables Purchase Agreement") to conform certain restrictive covenants to the Third Amendment to the Revolving Credit Facility. In addition, the amendment to the Company's Revolving Credit Facility requires the Company to terminate the Receivables Purchase Facility on the earliest of February 1, 2001 or the sale of a Restricted Subsidiary. The Company is currently actively seeking to refinance this facility.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

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

NOTE 5 - RESTRUCTURING CHARGE

    In fiscal 2000, the Company recorded various restructuring charges in the High Power Conversion Products segment for headcount reductions and a facility closing in connection with the acquisition of ASI along with severance relating to the reduction of some engineering and administrative headcount at Robicon. The Company also recorded restructuring charges in the Advanced Surface Analysis Instruments segment at PHI for severance.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 5 - RESTRUCTURING CHARGE (CONTINUED)

HIGH POWER CONVERSION PRODUCTS

    Restructuring charge for headcount reductions consisted of the following:


                                                               JULY 29,
                                                                 2000
                                                               --------
Balance at April 29, 2000...................................   $   812
Charges.....................................................      (329)
                                                               --------
Balance at July 29, 2000....................................   $   483
                                                               ========


    Restructuring charge for facility closing consisted of the following:


                                                               JULY 29,
                                                                 2000
                                                               --------
Balance at April 29, 2000...................................   $ 2,134
Charges.....................................................       (43)
                                                               --------
Balance at July 29, 2000....................................   $ 2,091
                                                               ========


ADVANCED SURFACE ANALYSIS INSTRUMENTS

    Restructuring charge for headcount reductions consisted of the following:


                                                               JULY 29,
                                                                 2000
                                                               --------
Balance at April 29, 2000...................................   $   863
Charges.....................................................      (186)
                                                               --------
Balance at July 29, 2000....................................   $   677
                                                               ========


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 6 - SEGMENT DATA

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


                                                                                DEPRECIATION
                                          NET      OPERATING     IDENTIFIABLE       AND           CAPITAL
                                         SALES       INCOME         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ---------     ------------   ------------    ------------
THREE MONTHS ENDED JULY 31, 1999

High power conversion
  products.......................      $ 17,219    $ (2,138)     $    48,778    $       464     $        44
Advanced surface analysis
  instruments....................        11,142      (2,124)         114,598          1,402           2,480
High performance modular
  power connectors...............         7,950       1,497           18,251            452             234
Customized monitoring
  instrumentation................        16,198       1,966           46,957            640              38
Corporate and other..............         2,298         (80)          18,833            157              16
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $ 54,807    $   (879)     $   247,417    $     3,115     $     2,812
                                       =========   ==========    ============   ============    ============

THREE MONTHS ENDED JULY 29, 2000

Restricted Subsidiaries (Robicon)      $ 18,212    $  (1,713)    $    40,081    $       632     $       984
Unrestricted Subsidiaries (ASI)..        48,300        1,310         154,651            825             384
                                       ---------   ----------    ------------   ------------    ------------
High power conversion products...        66,512         (403)        194,732          1,457           1,368
Advanced surface analysis
  instruments and services.......        17,280         (430)         95,663          2,514           1,301
High performance modular
  power connectors ..............         7,291        1,436          14,197            487             814
Customized monitoring
  instrumentation ...............        16,211        1,151          41,681            614             202
Corporate and other .............         3,459         (530)         42,890            188              29
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $110,753    $   1,224     $   389,163    $     5,260     $     3,714
                                       =========   ==========    ============   ============    ============


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 6 - SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at July 29, 2000.


                                                       TOTAL                  ELIMINATION
                                                     RESTRICTED      ASI      ADJUSTMENTS    TOTAL
                                                     ----------   ---------   -----------  ---------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $   2,405    $  5,974     $     --    $  8,379
  Restricted cash..................................      4,587         120           --       4,707
  Accounts receivable,.............................     26,042      74,552           --     100,594
  Refundable income taxes..........................      1,128          --           --       1,128
  Inventories......................................     38,854      17,488           --      56,342
  Costs and earnings in excess of billings.........         --       9,615           --       9,615
  Prepaid expenses and other current assets........      4,606      11,422         (214)     15,814
                                                     ----------   ---------    ---------   ---------
    Total current assets...........................     77,622     119,171         (214)    196,579
PROPERTY, PLANT AND EQUIPMENT, NET.................     69,151      32,676           --     101,827
INVESTMENT IN JOINT VENTURE........................      3,017          --           --       3,017
ASSETS HELD FOR SALE...............................      2,597         100           --       2,697
OTHER ASSETS, NET..................................     43,504       2,704           --      46,208
COST IN EXCESS OF NET ASSETS ACQUIRED..............     38,835          --           --      38,835
INTERCOMPANY ACCOUNTS, NET.........................     11,976       5,708      (17,684)         --
                                                     ----------   ---------    ---------   ---------
                                                     $ 246,702    $160,359     $(17,898)   $389,163
                                                     ==========   =========    =========   =========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $  13,757    $    387     $     --    $ 14,144
  Foreign credit line..............................      1,882          --           --       1,882
  Accounts Payable and accrued expense.............     52,620      89,972           --     142,592
  Billings in excess of costs......................      3,966       7,142           --      11,108
  Advance payments by customers....................      7,693       6,084           --      13,777
  Federal, foreign and state income taxes
    payable........................................      4,022         777           --       4,799
  Deferred income taxes............................      1,227          --         (214)      1,013
  Redeemable put warrants..........................      2,900          --           --       2,900
                                                     ----------   ---------    ---------   ---------
    Total current liabilities......................     88,067     104,362         (214)    192,215
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....    173,164      25,115           --     198,279
DEFERRED INCOME TAXES..............................      6,486          --           --       6,486
OTHER LIABILITIES..................................      9,207      22,954           --      32,161
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $44,451 AS OF JULY 29, 2000).......     42,149          --           --      42,149
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................    (72,371)      7,928      (17,684)    (82,127)
                                                     ----------   ---------    ---------   ---------
                                                     $ 246,702    $160,359     $(17,898)   $389,163
                                                     ==========   =========    =========   =========


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 6 - SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the three months ended July 29, 2000.


                                                        TOTAL                 ELIMINATION
                                                      RESTRICTED     ASI      ADJUSTMENTS     TOTAL
                                                      ----------   --------   -----------   ---------
Net sales...........................................  $  63,290    $48,300    $     (837)   $110,753
Cost of sales.......................................     44,326     40,430          (837)     83,919
                                                      ----------   --------   -----------   ---------
    Gross profit....................................     18,964      7,870            --      26,834
Administrative and selling expenses.................     14,091      5,745            --      19,836
Research and development expenses...................      4,394        815            --       5,209
Reimbursed environmental and litigation costs,
  net...............................................          3         --            --           3
Other, net..........................................        562         --            --         562
                                                      ----------   --------   -----------   ---------
    (Loss) income from operations...................        (86)     1,310            --       1,224
Interest expense....................................      5,120        659            --       5,779
Interest income.....................................         75         --            --          75
                                                      ----------   --------   -----------   ---------
    (Loss) income from continuing operations before
      income taxes..................................     (5,131)       651            --      (4,480)
Income taxes........................................        356        454            --         810
                                                      ----------   --------   -----------   ---------
Net (loss) income...................................  $  (5,487)   $   197    $       --    $ (5,290)
                                                      ==========   ========   ===========   =========

Supplemental Data:

    Depreciation and Amortization...................   $  4,435    $   825    $      --     $  5,260
    Capital Expenditures............................      3,330        384           --        3,714


NOTE 7 - COMPREHENSIVE INCOME

     In February 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income. For the three months ended July 29, 2000 and July 31, 1999, respectively, the components of other comprehensive income were immaterial. The components of other comprehensive income consist solely of foreign currency translation adjustments.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - EURO CONVERSION

    On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company is implementing a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the ability of the Company to successfully renegotiate or amend its commercial contracts.

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

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances. As used in this filing, the terms "fiscal 2001" and "fiscal 2000" refer to the Company's fiscal years ended April 28, 2001 and April 29, 2000, respectively. The Company operates on a 52 or 53 week fiscal year. The three months ended July 29, 2000 and July 31, 1999 include the results of operations of the Company for 13 week and 14 week periods, respectively.

    The Company conducts its business through six independent operating units, in five industry segments. Those segments are High Power Conversion Products which include Robicon Corporation and subsidiaries ("Robicon"), and Ansaldo Sistemi Industriali, S.p.A. and subsidiaries ("ASI"); Advanced Surface Analysis Instruments which include Physical Electronics, Inc. and subsidiaries ("PHI"); High Performance Modular Power Connectors which include Anderson Interconnect, Inc. and subsidiaries ("Anderson"); Customized Monitoring Instrumentation, which include Maxima Technologies, Inc. and subsidiaries ("Maxima"); Corporate and other which includes High Voltage Engineering Europa, B.V. ("HVE Europa"), each of which has its own management team and manufacturing facilities and maintains its own independent market identity.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

    The majority of the Company's operating units have historically recorded the strongest operating results in the fourth quarter of the fiscal year due in part to seasonal considerations and other factors.

    The timing of orders placed by the Company's customers has varied with, among other factors, the introduction of new products, product life cycles, customer attempts to manage inventory levels, competitive conditions, general economic conditions and foreign factory shutdowns during holiday periods along with the availability of funding for scientific and educational research. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's operating units. Such variability is particularly evident at HVE Europa, which ships on average four particle accelerator systems per year. These systems are typically sold for between $1.0 million and $2.0 million each and have long lead times. As a result, the timing of HVE Europa's shipments within any fiscal year can have a material impact on an individual quarter's results.

ACQUISITION OF VIVIRAD-HIGH VOLTAGE CORPORATION

    On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad
U.S.A Corporation ("Holdings"), the holding company of Vivirad-High Voltage Corporation ("Vivirad") pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, Vivirad, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller would receive in exchange for the stock of Holdings an aggregate purchase price of $2.3 million comprised of $1.0 million in cash and $1.3 million in certain deferred payments. The deferred payments were represented by Promissory Notes of PHI in the aggregate amount of $1.3 million with such notes due at various times. The Agreement also provides for the Seller to receive a contingent payment equal to $0.6 million provided Vivirad achieves certain milestones, as defined. The unaudited pro forma financial information for fiscal 2001 and fiscal 2000, respectively, has not been presented because the effect of the transaction would not have been material to the results of operations.

ACQUISITION OF ANSALDO SISTEMI INDUSTRIALI S.p.A.

    On December 22, 1999, the Company acquired all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"), from Ansaldo Invest, S.p.A., an Italian corporation, which is the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $29.1 million in cash, and the refinancing of ASI's outstanding debt. The acquisition was completed on January 18, 2000. The purchase price is subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. The Company has filed for arbitration in Italy to settle this final purchase price adjustment and both parties are continuing negotiations.

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding capital stock of CE&A for an aggregate consideration of $38.6 million in cash reduced by the amount of all debt of CE&A outstanding at the closing.

CONSOLIDATED

    Net sales for the first quarter of fiscal 2001 were $110.8 million, which was a $55.9 million or 102.1% increase from the same period in fiscal 2000. The following discussion does not address the financial results of the first quarter of fiscal 2001 for Vivirad, which was acquired on June 2, 2000, because the results of operations for Vivirad were deemed immaterial. Excluding net sales of ASI, which was acquired on December 22, 1999, and CE&A, which was acquired on July 2, 2000, net sales increased $3.5 million, or 6.6%, during the first quarter of fiscal 2001. Net loss for the first quarter of fiscal 2001 decreased to $5.3 million from a loss of $5.8 million during the same period in fiscal 2000. The primary difference in the results of operation of the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 were the addition of the operations of ASI and CE&A which were included for the full first quarter of fiscal 2001, lower selling, general and administrative expenses, the absence of certain acquisition and restructuring related expenses, offset by lower margins and increases in research and development expenses as well as borrowing costs associated with acquisitions.

SEGMENT ANALYSIS:

THREE MONTHS ENDED JULY 29, 2000 COMPARED TO THREE MONTHS ENDED
JULY 31, 1999

    THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $66.5 million for first quarter of fiscal 2001 which was an increase of $49.3 million, or 286.3% from fiscal 2000. Excluding net sales from ASI, which was acquired on December 22, 1999, net sales for Robicon increased $1.0 million during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000 primarily due to an increase in revenue from the power control systems product line. The backlog increased $5.8 million or 13.1% to $50.1 million as compared to backlog of $44.3 million at April 29, 2000.

    Gross margin percentage on net sales at Robicon for the first quarter of fiscal 2001 was 2.7% less than the same period in fiscal 2000. The decrease in margin was primarily as a result of a $0.6 million cost overrun on a power control system contract in a new application for Robicon.

    During the first quarter of fiscal 2000, the Company took actions to reduce costs at Robicon to compensate for the slow down in some of its served markets. These actions resulted in the Company recording a $0.9 million restructuring charge during the first quarter of fiscal 2000 for severance relating to the reduction of headcount at Robicon.

    The segment's operating loss decreased $1.7 million to a loss of $0.4 million in the first quarter of fiscal 2001 as compared to an operating loss of $2.1 million in the first quarter of fiscal 2000. Excluding an operating income of $1.3 million at ASI, operating loss decreased $0.4 million during the first quarter of fiscal 2001 to a loss of $1.7 million as compared to a loss of $2.1 million in the first quarter of fiscal 2000 primarily due to the absence of a restructuring charge in the first quarter of fiscal 2001 offset by a lower gross margin rate.

    ASI reported net sales of $48.3 million for the first quarter of fiscal 2001, The sales levels reflected strong performances from the Motors and Power Controls product lines, and strong invoicing from the Metals division. For Motors and Power Controls, sales reflected high order levels for low voltage drives, direct current motors and medium voltage induction motors, with major customers. The Metals division also reported strong revenue levels due to invoicing of contracts on significant steel projects in the US and in Italy.

     ASI generated net income of $0.2 million for the first quarter of fiscal 2001. The results reflect the benefits from the completion of the sale of the UK systems business, implementation of the headcount reduction plan in Italy and the impact of better product mix and higher volumes in the manufacturing units. This is reflected in an improvement in gross margin from 12.6% to 15.6% during the period. Results for the three-month period were in line with management expectations set at the start of the period. The business will be significantly seasonally impacted in the second quarter due to the Italian factory shutdowns of two to three weeks during the month of August that will impact revenue for the quarter.

    It is the Company's belief that the acquisition of ASI will improve the operating results of both Robicon and ASI. The combination of these businesses should substantially improve the competitive position of the High Power Conversion Products Segment by expanding the product offerings, expanding domain expertise, eliminating niche competition between the businesses, and providing critical mass with regards to sourcing volume. In addition, the Company has implemented a plan to improve operating profitability specifically at ASI by reducing headcount, limiting the use of outside contractors, the simultaneous closing and integration of the ASI U.S. operations into Robicon, the selling of the ASI U.K. systems business and the upgrade of the ASI leadership team. Certain cost savings related to shared services and facility rent were also negotiated in connection with the acquisition of ASI.

    THE ADVANCED SURFACE ANALYSIS INSTRUMENTS AND SERVICES SEGMENT reported net sales of $17.3 million for the first quarter of fiscal 2001 which was an increase of $6.1 million, or 55.1% from the first quarter of fiscal 2000. The increase in net sales was due in part to the inclusion of a full quarter of net sales for CE&A in the first quarter of fiscal 2001 versus one month of net sales during the first quarter of fiscal 2000. Excluding the sales of CE&A the net sales of PHI increased $2.0 million or 21.0% during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 due to higher sales in all major product lines.

    Operating loss decreased $1.7 million to a loss of $0.4 million in the first quarter of fiscal 2001 as compared to a loss of $2.1 million in the first quarter of fiscal 2000. The operating loss is attributable to a charge of $1.7 million in the first quarter of fiscal 2000 to write off purchased in-process research and development expense, which had been valued in accordance with purchase accounting procedures. The decline in gross margin percentage during the first quarter of fiscal 2001 of 5.6% as compared to the same period in fiscal 2000 was due to the lower gross margin rate of the CE&A business as well as higher sales discounts and higher manufacturing variances. PHI also incurred $0.3 million of expense related to the outsourcing of certain manufacturing processes during the first quarter of fiscal 2001.

   THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $7.3 million during the first quarter of fiscal 2001 which was a decrease of $0.6 million or 8.3% from the first quarter of fiscal 2000. Adjusting the net sales for the divestiture of the Carbolon product line during fiscal 2000, net sales are up $0.1 million or 1.5%. Overall, on a same sales basis, and after adjusting for unfavorable foreign exchange differences, first quarter sales of fiscal 2001 increased $0.2 million or 2.9% compared to the same period in fiscal 2000. Higher sales from telecom, data and uninterruptable power supplies ("UPS") markets were partially offset by lower sales in material handling markets.

    The gross margin percentage on first quarter net sales in fiscal 2001 increased 1.1% as compared to the first quarter of fiscal The higher margin is attributable to the sale of the lower margin Carbolon business, coupled with Anderson's increased infiltration into the higher margin end markets of telecom, data and UPS. Anderson continues to improve results by focusing on their niche custom high power/current connectors and continue to have high quote activity in the telecom, data and UPS industries. Operating income remained flat at $1.4 million during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $16.2 million for the first quarter of fiscal 2001 which was flat as compared to the same period in fiscal 2000. Operating income for the first quarter of fiscal 2001 declined $0.8 million or 41.5% compared to the first quarter of fiscal 2000. This decrease is the result of higher warranty costs on some discontinued Stewart Warner brand products, a shift toward lower margin products and an increase of receivable reserve provisions as well as certain price reductions effective during the fourth quarter of fiscal 2000. The decrease was partially offset by $0.2 million in research and development expense reduction during the first quarter of fiscal 2001 as compared to the same period in fiscal 2000. The Company continues to create operating efficiencies by combining the operations of Maxima-Juarez/El Paso with that of Maxima Technologies (Lancaster, PA).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales, and proceeds from financing activities.

    The Company has made significant acquisitions, which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company's existing businesses.

    The Company maintains a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is primarily maintained to fund the Company's working capital requirements and has a $10.0 million sub-limit for the issuance of standby letters of credit. On December 29, 1999, in connection with the Receivables Purchase Facility, the Revolving Credit Facility was amended to, among other things, to exclude as collateral certain domestic receivables sold pursuant to the Receivable Purchase Facility, described below, and included certain property,plant and equipment of certain domestic subsidiaries. As of April 29, 2000, the Revolving Credit Facility was amended (the "Third Amendment to Revolving Credit Facility") to among other things reduce the credit availability to $5.0 million upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined, and to amend certain restrictive covenants, as defined. In addition, the amendment requires the Company to terminate or refinance the Receivables Purchase Facility upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined. In connection with this amendment the Company intends to refinance the Revolving Credit Facility and the Receivables Purchase Facility prior to February 1, 2001 and the Company is currently actively seeking alternative financing arrangements. Borrowings outstanding under the Revolving Credit Facility as of July 29, 2000 were $12.3 million, and there were $2.9 million in letters of credit commitments outstanding resulting in credit availability under this facility of $5.7 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company.

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, other domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22.5 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. At July 29, 2000, $15.8 million was utilized under the Receivables Purchase Facility. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $0.4 million at July 29, 2000, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. As of April 29, 2000, the Receivables Purchase Facility was amended (the "First Amendment to Receivables Purchase Agreement") to conform certain restrictive covenants to the Third Amendment to the Revolving Credit Facility. In addition, the amendment to the Company's Revolving Credit Facility requires the Company to terminate the Receivables Purchase Facility on the earlier of February 1, 2001 or the sale of a Restricted Subsidiary. The Company is currently actively seeking to refinance this Facility.

    As of July 29, 2000, the Company had total indebtedness (including redeemable put warrants) of $217.2 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $44.5 million.

    On December 22, 1999, the Company received the consent (the "Consent Solicitation") of the holders of its outstanding $155.0 million, 10 1/2% Senior Notes (the "Notes") due 2004, for the waiver of, and amendment to, certain provisions of the indenture governing the Notes (the "Indentures"). As more fully described in the Consent Solicitation, the Company entered into a series of transactions including (i) the acquisition of ASI; (ii) the simultaneous purchase by the Company of $8.5 million 5.0% unsecured notes of Nicole Corporation (the "Nicole Intercompany Notes"), a wholly owned subsidiary of the Company; (iii) the pledge by the Company of the Nicole Intercompany Notes to secure the Company's obligations under the Notes; and
(iv) entrance by the Company into the Receivables Purchase Facility. The purpose of the waivers was to waive any default arising under the Indenture as a result of the completion of the ASI acquisition and the purchase by the Company of the Nicole Intercompany Notes. The principal purposes of the amendments were (i) to designate Nicole Corporation as an unrestricted subsidiary of the Company, as defined under the Indenture; (ii) to amend the amount available to the Company to make Restricted Payments; and (iii) to include as Permitted Investment certain arrangements made pursuant to the Receivables Purchase Facility. In consideration of the Consent Solicitation, the Company, (i) paid a Consent Fee and related costs of $3.5 million; (ii) increased the amount of interest payable on the Notes to 10 3/4% until such time the Company is able to incur additional indebtedness under the Indenture; and (iii) pledged as collateral for the Notes the PHI Eden Prairie facility and the Nicole Intercompany Notes.

    As of July 29, 2000, the Company had outstanding redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right, as of May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary. In connection with the above, the Company intends to refinance the Revolving Credit Facility and the Receivables Purchase Facility prior to February 1, 2001 and is currently actively seeking alternative financing arrangements. The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Senior Notes other than in connection with a refinancing of such outstanding indebtedness.

    The Company's working capital was $4.4 million and $7.2 million at July 29, 2000 and April 29, 2000, respectively. The Company's cash flows from continuing operations were $144,000 in the first quarter of fiscal 2001, as compared to a use of cash of $2.9 million for the same period in fiscal 2000.

    The Company invested $3.7 million in capital expenditures during the first quarter of fiscal 2001, including facility improvements at CE&A, Anderson and Robicon.

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

EURO CONVERSION

    On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company is implementing a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the ability of the Company to successfully renegotiate or amend its commercial contracts.

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

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: September 15, 2000                By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer