Form 10-Q/A
period 2000-07-29
HIGH VOLTAGE ENGINEERING CORP
filed 2000-09-20
CIK 47395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------


                                   FORM 10-Q/A


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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                     THREE MONTHS ENDED
                                                                 ---------------------------
                                                                   JULY 29,        JULY 31,
                                                                     2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................       $ (5,290)       $ (5,814)
   Adjustments to reconcile net loss to net cash
     provided by (used in)operating activities:
     Depreciation and amortization.........................          4,753           3,115
     Write-off of other assets and purchased research and
       development.........................................             --           1,650
     Non-cash interest.....................................            291             307
     Deferred income taxes.................................            (10)             77
     Undistributed earnings of affiliate...................            122              22
     (Gain) loss on sale of assets.........................             (5)              4
     Change in assets and liabilities net of effects of
       business acquisition:
       Accounts receivable, net............................        (11,841)         11,068
       Proceeds from the sale of accounts receivable.......          2,636              --
       Refundable income taxes.............................            (53)            479
       Inventories.........................................         (4,424)         (2,981)
       Costs and earnings in excess of billings............          3,119              --
       Prepaid expenses and other current assets...........         (4,607)           (978)
       Other assets........................................           (812)           (188)
       Accounts payable, accrued interest and accrued
         liabilities.......................................          8,893          (8,045)
       Advance payments by customers.......................          6,327             501
       Federal, foreign and state income taxes payable.....          1,045          (2,151)
                                                                  ---------       ---------
       Net cash provided by (used in) operating activities.            144          (2,934)
                                                                  ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment..............         (3,714)         (2,757)
   Acquisition of Charles Evans & Associates, net of
     cash acquired.........................................             --         (34,377)
   Acquisition of Vivirad-High Voltage Corporation, net
     of cash acquired......................................         (2,281)             --
   Other...................................................          1,061              11
                                                                  ---------       ---------
       Net cash used in investing activities...............         (4,934)        (37,123)
                                                                  ---------       ---------
Cash flows from financing activities:
   Net payments on foreign credit line.....................            (87)             --
   Net (increase) decrease in restricted cash..............           (646)         15,208
   Principal payments on long-term obligations.............         (1,466)           (653)
   Net borrowings under credit agreements..................          8,512              --
   Proceeds from the issue of long-term obligation, net
     of issuance cost......................................          1,348              --
   Cash overdraft..........................................          1,291             771
                                                                  ---------       ---------
     Net cash provided by financing activities.............          8,952          15,326
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............         (1,216)            (18)
                                                                  ---------       ---------
   Net increase (decrease) in cash and cash equivalents....          2,946         (24,749)
   Cash and cash equivalents, beginning of the period......          5,433          31,459
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $  8,379        $  6,710
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

NOTE 2 -- INVENTORIES

    Inventories consisted of the following as of:



                                                JULY 29,       APRIL 29,
                                                 2000            2000
                                              -----------    -----------
                                              (Unaudited)      (Audited)
Raw materials...........................      $  28,387      $   26,628
Work-in-process.........................         22,192          19,875
Finished goods..........................          5,763           5,415
                                               ---------     -----------
   Total................................      $  56,342      $   51,918
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



                                                                                DEPRECIATION
                                          NET      OPERATING     IDENTIFIABLE       AND           CAPITAL
                                         SALES       INCOME         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ---------     ------------   ------------    ------------
THREE MONTHS ENDED JULY 31, 1999

High power conversion
  products.......................      $ 17,219    $ (2,138)     $    48,778    $       464     $        44
Advanced surface analysis
  instruments....................        11,142      (2,124)         114,598          1,402           2,480
High performance modular
  power connectors...............         7,950       1,497           18,251            452             234
Customized monitoring
  instrumentation................        16,198       1,966           46,957            640              38
Corporate and other..............         2,298         (80)          18,833            157              16
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $ 54,807    $   (879)     $   247,417    $     3,115     $     2,812
                                       =========   ==========    ============   ============    ============

THREE MONTHS ENDED JULY 29, 2000

Restricted Subsidiaries (Robicon)      $ 18,212    $  (1,713)    $    40,081    $       632     $       984
Unrestricted Subsidiaries (ASI)..        48,300        1,310         154,651            318             384
                                       ---------   ----------    ------------   ------------    ------------
High power conversion products...        66,512         (403)        194,732            950           1,368
Advanced surface analysis
  instruments and services.......        17,280         (430)         95,663          2,514           1,301
High performance modular
  power connectors ..............         7,291        1,436          14,197            487             814
Customized monitoring
  instrumentation ...............        16,211        1,151          41,681            614             202
Corporate and other .............         3,459         (530)         42,890            188              29
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $110,753    $   1,224     $   389,163    $     4,753     $     3,714
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



                                                        TOTAL                 ELIMINATION
                                                      RESTRICTED     ASI      ADJUSTMENTS     TOTAL
                                                      ----------   --------   -----------   ---------
Net sales...........................................  $  63,290    $48,300    $     (837)   $110,753
Cost of sales.......................................     44,326     40,430          (837)     83,919
                                                      ----------   --------   -----------   ---------
    Gross profit....................................     18,964      7,870            --      26,834
Administrative and selling expenses.................     14,091      5,745            --      19,836
Research and development expenses...................      4,394        815            --       5,209
Reimbursed environmental and litigation costs,
  net...............................................          3         --            --           3
Other, net..........................................        562         --            --         562
                                                      ----------   --------   -----------   ---------
    (Loss) income from operations...................        (86)     1,310            --       1,224
Interest expense....................................      5,120        659            --       5,779
Interest income.....................................         75         --            --          75
                                                      ----------   --------   -----------   ---------
    (Loss) income from continuing operations before
      income taxes..................................     (5,131)       651            --      (4,480)
Income taxes........................................        356        454            --         810
                                                      ----------   --------   -----------   ---------
Net (loss) income...................................  $  (5,487)   $   197    $       --    $ (5,290)
                                                      ==========   ========   ===========   =========

Supplemental Data:

    Depreciation and Amortization...................   $  4,435    $   318    $      --     $  4,753
    Capital Expenditures............................      3,330        384           --        3,714



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


   THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $7.3 million during the first quarter of fiscal 2001 which was a decrease of $0.6 million or 8.3% from the first quarter of fiscal 2000. Adjusting net sales for the divestiture of the Carbolon product line during fiscal 2000, net sales are up $0.1 million or 1.5%. Overall, on a same sales basis, and after adjusting for unfavorable foreign exchange differences, first quarter sales of fiscal 2001 increased $0.2 million or 2.9% compared to the same period in fiscal 2000. Higher sales from telecom, data and uninterruptable power supplies ("UPS") markets were partially offset by lower sales in material handling markets.

    The gross margin percentage on first quarter net sales in fiscal 2001 increased 1.1% as compared to the first quarter of fiscal 2000. The higher margin is attributable to the sale of the lower margin Carbolon business, coupled with Anderson's increased infiltration into the higher margin end markets of telecom, data and UPS. Anderson continues to improve results by focusing on their niche custom high power/current connectors and continue to have high quote activity in the telecom, data and UPS industries. Operating income remained flat at $1.4 million during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.


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


    The Company maintains a $25.0 million revolving credit facility (the "Revolving Credit Facility") which is primarily maintained to fund the Company's working capital requirements and has a $10.0 million sub-limit for the issuance of standby letters of credit. On December 29, 1999, in connection with the Receivables Purchase Facility, the Revolving Credit Facility was amended to, among other things, to exclude as collateral certain domestic receivables sold pursuant to the Receivable Purchase Facility, described below, and included certain property,plant and equipment of certain domestic subsidiaries. As of April 29, 2000, the Revolving Credit Facility was amended (the "Third Amendment to Revolving Credit Facility") to among other things reduce the credit availability to $5.0 million upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined, and to amend certain restrictive covenants, as defined. In addition, the amendment requires the Company to terminate or refinance the Receivables Purchase Facility upon the earlier of February 1, 2001 or the Sale of a Restricted Subsidiary, as defined. In connection with this amendment the Company intends to refinance the Revolving Credit Facility and the Receivables Purchase Facility prior to February 1, 2001 and the Company is currently actively seeking alternative financing arrangements. Borrowings outstanding under the Revolving Credit Facility as of July 29, 2000 were $12.3 million, and there were $2.9 million in letters of credit commitments outstanding resulting in credit availability under this facility of $6.7 million as of such date. The Revolving Credit Facility contains covenants restricting the ability of the Company's operating units to, among other things, pay dividends or make other restricted payments to the Company.


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