Form 10-Q
period 2000-10-28
HIGH VOLTAGE ENGINEERING CORP
filed 2000-12-12
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------


                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000

                                       or

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

                               (1) Yes /X/ No / /

                               (2) Yes / / No /X/

Number of Common Shares outstanding at December 12, 2000: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

    ITEM 1. - FINANCIAL STATEMENTS

       Consolidated Balance Sheets at October 28, 2000 (Unaudited) and April 29, 2000 (Audited).......    3

       Consolidated Statements of Operations for the Three and Six Months ended
       October 28, 2000 (Unaudited) and October 30, 1999 (Unaudited)..................................    4

       Consolidated Statements of Stockholders' Deficiency for the Six Months ended
       October 28, 2000 (Unaudited) and for the Years ended April 29, 2000 (Audited)
       and April 24, 1999 (Audited)...................................................................    5

       Consolidated Statements of Cash Flows for the Six Months ended
       October 28, 2000 (Unaudited) and October 30, 1999 (Unaudited)..................................    6

       Notes to Consolidated Financial Statements (Unaudited).........................................    8

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   18

    ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   26


PART II - OTHER INFORMATION

    ITEM 1. - LEGAL PROCEEDINGS.......................................................................   27

    ITEM 2. - CHANGES IN SECURITIES...................................................................   27

    ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.........................................................   27

    ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   27

    ITEM 5. - OTHER INFORMATION.......................................................................   27

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K........................................................   28

SIGNATURES............................................................................................   29


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          OCTOBER 28,      APRIL 29,
                                                            2000             2000
                                                         -----------     -----------
                                                         (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................      $   7,550       $   5,433
  Restricted cash...................................          4,241           4,061
  Accounts receivable, net..........................         83,211          91,594
  Refundable income taxes...........................            495           1,075
  Inventories.......................................         53,115          51,918
  Costs and earnings in excess of billings..........         10,473           7,414
  Prepaid expenses and other current assets.........         16,985          11,207
                                                          ----------      ----------
    Total current assets............................        176,070         172,702
PROPERTY, PLANT AND EQUIPMENT, NET..................         98,081         101,787
INVESTMENT IN JOINT VENTURE.........................          2,772           1,829
ASSETS HELD FOR SALE................................          2,583           3,825
OTHER ASSETS, NET...................................         44,098          47,210
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..........         39,080          36,646
                                                          ----------      ----------
                                                          $ 362,684       $ 363,999
                                                          ==========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..      $   3,345       $  10,067
  Foreign credit line...............................          1,599           1,937
  Accounts payable..................................         85,207          84,554
  Accrued interest..................................          3,996           4,207
  Accrued liabilities...............................         42,546          43,837
  Billings in excess of costs.......................          6,262           5,788
  Advance payments by customers.....................         18,219           7,450
  Federal, foreign and state income taxes payable...          3,558           3,754
  Deferred income taxes.............................          1,935           1,024
  Redeemable put warrants...........................          2,900           2,900
                                                          ----------      ----------
    Total current liabilities.......................        169,567         165,518
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......        205,203         193,626
DEFERRED INCOME TAXES...............................          6,448           6,485
OTHER LIABILITIES...................................         29,184          31,979
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $45,863 AS OF OCTOBER 28, 2000).....         42,247          40,642
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock......................................              1               1
  Paid-in-capital...................................         20,140          19,527
  Accumulated deficit...............................       (111,533)        (94,863)
  Common stock warrants.............................          2,813           2,200
  Other comprehensive (loss)........................         (1,386)         (1,116)
                                                          ----------      ----------
    Total stockholders' deficiency..................        (89,965)        (74,251)
                                                          ----------      ----------
                                                          $ 362,684       $ 363,999
                                                          ==========      ==========

          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   OCTOBER 28,    OCTOBER 30,     OCTOBER 28,    OCTOBER 30,
                                                      2000           1999            2000           1999
                                                   -----------    -----------     -----------    -----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Net sales......................................    $  109,417     $   62,227      $  220,170     $  117,034
Cost of sales..................................        86,830         41,183         170,749         77,299
                                                   -----------    -----------     -----------    -----------
  Gross profit.................................        22,587         21,044          49,421         39,735

Administrative and selling expenses............        17,490         12,774          37,326         24,961
Research and development expenses..............         4,958          4,445          10,167          9,341
Write off of purchased in-process research
  and development..............................            --             --              --          1,650
Restructuring charge...........................            --             --              --            900
Other..........................................         1,828            (82)          2,393           (145)
                                                   -----------    -----------     -----------    -----------
  (Loss) income from operations................        (1,689)         3,907            (465)         3,028

Interest expense...............................         5,993          5,369          11,772         10,281
Interest income................................            49             17             124            375
                                                   -----------    -----------     -----------    -----------
   Loss from continuing operations before
      income taxes, discontinued operations
      and extraordinary items..................        (7,633)        (1,445)        (12,113)        (6,878)
Income taxes...................................           551            367           1,361            748
                                                   -----------    -----------     -----------    -----------
   Loss from continuing operations, before
      discontinued operations and extraordinary
      items....................................        (8,184)        (1,812)        (13,474)        (7,626)

Discontinued operations
    Gain on disposal of discontinued
      operations, net of income taxes..........            --            414              --            414

Extraordinary loss, net of income taxes........          (365)            --            (365)            --
                                                   -----------    -----------     -----------    -----------
NET LOSS.......................................        (8,549)        (1,398)        (13,839)        (7,212)
Preferred dividends............................        (1,213)        (1,319)         (2,609)        (2,630)
Accretion of redeemable preferred stock........          (111)          (109)           (222)          (227)
                                                   -----------    -----------     -----------    -----------
Net loss applicable to common
      stockholders.............................    $   (9,873)    $   (2,826)     $  (16,670)    $  (10,069)
                                                   ===========    ===========     ===========    ===========

Net loss per common share:
    Continuing operations......................    $(8,683.11)    $(2,991.69)    $(14,972.45)    $(9,679.59)
    Gain on disposal of discontinued
      operations...............................            --         382.27              --         382.27
    Extraordinary item.........................       (333.33)            --         (335.17)            --
                                                   -----------    -----------    ------------    -----------
    Net loss applicable to common
      stockholders.............................    $(9,016.44)    $(2,609.42)    $(15,307.62)    $(9,297.32)
                                                   ===========    ===========    ============    ===========

Weighted average common stock outstanding              1,095          1,083           1,089          1,083
Weighted average common stock and dilutive
      equivalents outstanding                          1,270          1,237           1,256          1,237
                                                     =======        =======         =======        =======




          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)


                                                                        COMMON         OTHER
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       COMPREHENSIVE
                                 STOCK      CAPITAL       DEFICIT      WARRANTS        (LOSS)          TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 25, 1998
  (Audited).................         1       19,527        (72,603)       2,200            (342)      (51,217)
Net income..................                                15,033                                     15,033
Preferred stock dividends...                                (4,329)                                    (4,329)
Accretion of redeemable
  preferred stock...........                                  (443)                                      (443)
Change in foreign currency
  translation...............                                                               (384)         (384)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................         1       19,527        (62,342)       2,200            (726)      (41,340)
Net loss....................                               (27,108)                                   (27,108)
Preferred stock dividends...                                (4,965)                                    (4,965)
Accretion of redeemable
  preferred stock...........                                  (448)                                      (448)
Change in foreign currency
  translation...............                                                               (390)         (390)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 29, 2000
  (Audited).................         1       19,527        (94,863)       2,200          (1,116)      (74,251)
Net loss....................                               (13,839)                                   (13,839)
Preferred stock dividends...                                (2,609)                                    (2,609)
Accretion of redeemable
  preferred stock...........                                  (222)                                      (222)
Issuable shares of common
  stock and common stock
  warrants..................                    613                         613                         1,226
Change in foreign currency
  translation...............                                                               (270)         (270)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, October 28, 2000
  (Unaudited)...............     $   1     $ 20,140     $ (111,533)    $  2,813     $    (1,386)    $ (89,965)
                                 ======    =========    ===========    =========    ============    ==========


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 28,     OCTOBER 30,
                                                                     2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................       $(13,839)       $ (7,212)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.........................         10,282           6,879
     Write-off of other assets and purchased research and
       development.........................................             --           1,650
     Extraordinary item, net of income taxes...............            365              --
     Non-cash interest.....................................            595             612
     Deferred income taxes.................................            (46)             --
     Undistributed earnings of affiliate...................            101            (133)
     (Gain)on sale of discontinued operation...............             --            (414)
     Loss on sale of assets................................             56             169
     Change in assets and liabilities net of effects of
       business acquisition:
       Accounts receivable, net............................          4,553           8,054
       Proceeds from the sale of accounts receivable.......          4,693              --
       Refundable income taxes.............................            580             479
       Inventories.........................................         (1,197)         (2,097)
       Costs and earnings in excess of billings............         (3,059)             --
       Prepaid expenses and other current assets...........         (5,778)         (3,751)
       Other assets........................................           (747)           (842)
       Accounts payable, accrued interest and accrued
         liabilities.......................................         (8,303)        (11,364)
       Billings in excess of costs.........................            474              --
       Advance payments by customers.......................         10,769            (914)
       Federal, foreign and state income taxes payable.....             47          (2,761)
                                                                  ---------       ---------
       Net cash used in operating
         activities .......................................           (454)        (11,645)
                                                                  ---------       ---------
Cash flows from investing activities:
   Additions to property, plant and equipment..............         (6,802)         (5,861)
   Acquisition of Charles Evans & Associates, net of
     cash acquired.........................................             --         (34,377)
   Acquisition of Vivirad-High Voltage Corporation, net
     of cash acquired......................................         (2,281)             --
   Proceeds from the sale of discontinued operations,
     net of expenses.......................................             --             690
   Other...................................................          1,061           1,584
                                                                  ---------       ---------
       Net cash used in investing activities...............         (8,022)        (37,964)
                                                                  ---------       ---------
Cash flows from financing activities:
   Net payments on foreign credit line.....................           (209)             --
   Net (increase) decrease in restricted cash..............           (180)         16,305
   Principal payments on long-term obligations.............         (2,591)         (1,292)
   Net borrowings under credit agreements..................          7,747           4,568
   Proceeds from the issue of long-term obligation, net
     of issuance cost......................................          1,526              --
   Cash overdraft..........................................          4,660           1,464
                                                                  ---------       ---------
     Net cash provided by financing activities.............         10,953          21,045
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............           (360)             --
                                                                  ---------       ---------
   Net increase (decrease) in cash and cash equivalents....          2,117         (28,564)
   Cash and cash equivalents, beginning of the period......          5,433          31,459
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $  7,550        $  2,895
                                                                  =========       =========


              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 28,     OCTOBER 30,
                                                                     2000            1999
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................       $  10,710       $  9,290
   Income taxes............................................             584          2,876
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $   2,609       $  2,630
   Leased asset additions..................................             317             90
   Fixed assets transferred to inventory...................              --             --


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

     The Company operates on a 52 or 53 week fiscal year. The six months ended October 28, 2000 and October 30, 1999 include the results of operations of the Company for 26 week and 27 week periods, respectively. The terms "fiscal 2001" and "fiscal 2000" refer to the Company's fiscal years ended April 28, 2001 and April 29, 2000, respectively.

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

NOTE 2 - INVENTORIES

     Inventories consisted of the following as of:



                                              OCTOBER 28,      APRIL 29,
                                                 2000            2000
                                              -----------    -----------
                                              (Unaudited)      (Audited)
Raw materials...........................      $  32,617      $   26,628
Work-in-process.........................         15,558          19,875
Finished goods..........................          4,940           5,415
                                               ---------     -----------
   Total................................      $  53,115      $   51,918
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

     On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of Vivirad-High Voltage Corporation ("Vivirad") pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, Vivirad, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller would receive in exchange for the stock of Holdings an aggregate purchase price of $2,281 comprised of $981 in cash and $1,300 in certain deferred payments. The deferred payments are represented by Promissory Notes of PHI in the aggregate amount of $1,300, with such notes due at various times. The Agreement also provides for the Seller to receive a contingent payment equal to $550 provided Vivirad achieves certain milestones, as defined.

     The net purchase prices have been allocated as follows:



                                                    CE&A         ASI       VIVIRAD      TOTAL
                                                  ---------   ---------   ---------   ---------
Working capital, other than cash acquired......   $    836    $ 13,089    $     --    $ 13,925
Property, plant and equipment..................     15,737      36,583          --      52,320
Other assets (includes purchased in-process
   research and development)...................     10,014       2,785          --      12,799
Cost in excess of assets acquired..............     14,104         --        3,201      17,305
Other liabilities..............................     (2,690)    (28,255)       (920)    (31,865)
                                                  ---------   ---------   ---------   ---------
Purchase price, net of cash received...........   $ 38,001    $ 24,202    $  2,281    $ 64,484
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

     The following pro forma financial information illustrates the effects of the acquisitions of CE&A and ASI after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. The unaudited pro forma financial information for Vivirad for the first half of fiscal 2000 has not been presented because the effect of the transaction would not have been material to the results of operations of the Company. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $218,684 for the first half of fiscal 2000. Consolidated pro forma loss from continuing operations would have been $19,018 for the first half of fiscal 2000. Consolidated pro forma net loss applicable to common stockholders would have been $21,461 for the first half of fiscal 2000. Consolidated pro forma net loss from continuing operations per common share applicable to common shareholders would have been $19,816.25 for the first half of fiscal 2000. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

SALE OF ACCOUNTS RECEIVABLE

     On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22,500. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. At October 28, 2000, $18,330 was utilized under the Receivables Purchase Facility. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $785 at October 28, 2000, is accounted for as a loss on the sale of receivables and has been included in other expenses in the Company's Consolidated Statements of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. As of April 29, 2000, the Receivables Purchase Facility was amended (the "First Amendment to Receivables Purchase Agreement") to conform certain restrictive covenants to the Third Amendment to the Revolving Credit Facility. The Receivables Purchase Facility was refinanced on November 30, 2000. See note 10 "Subsequent Events".

ADDITIONAL COMMON STOCK WARRANTS AND ADDITIONAL SHARES OF HVE COMMON STOCK

     On August 8, 1997, the Company issued common stock warrants. Each common stock warrant entitles the holder thereof to purchase .0025 shares of the Company's common stock at an exercise price of $.01 per .0025 shares subject, under certain circumstances, to adjustment or exchange for warrants to purchase shares of common stock of certain of the Company's subsidiaries. The common stock warrants are exercisable through August 15, 2005 and represent 6.6% of the Company's common stock on a fully-diluted basis.

     Pursuant to the Warrant Agreement, if on August 15, 2000, neither a Qualified Subsidiary IPO has occurred nor the Company has effected an initial public offering of HVE Common Stock, the

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)

Company shall issue and sell to the then existing holders of Warrants, warrants for additional shares of HVE Common stock representing 1.25% of the HVE Common Stock on a fully-diluted basis.

     In addition, pursuant to the Warrant Agreement, if on August 15, 2000, if neither a Qualified Subsidiary IPO has occurred nor the Company has effected an initial public offering of HVE Common Stock, as defined, the Company shall issue and sell to the then existing holders of certain Common Shares, as defined, additional Common Shares representing 1.25% of the HVE Common Stock on a fully-diluted basis. In connection with the above, the Company has recorded the fair value of the additional common shares issuable and additional warrants issuable of $613 and $613, respectively offset by an incremental discount to the redeemable preferred stock of $1,226.

REDEEMABLE PUT WARRANTS

     In connection with the above, as of August 15, 2000 the Company has issued and issuable 79.6688 warrants to purchase shares of common stock at $.01 per share, subject to a dilution adjustment, as defined. For financial reporting purposes, the Company has assigned an estimated fair value of $2,900 to the warrants. The warrants expire on May 9,2004. As of May 1, 2000, the holders of the warrants may "put" the warrants to the Company at amounts which are the greater of the then appraised valueor by formula as defined in the agreement. The Company does not believe these matters will have a material change to its financial statements.

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

     In 1998, Robicon entered into a contract with a customer to supply a number of drives for installation in a municipal pumping station. Robicon in turn contracted with a supplier to supply the transformers for the drives. The supplier failed to deliver the transformers on a timely basis. The transformer for the first unit was delivered to the jobsite on May 29, 2000, but the transformer was damaged in transit. The transformer was repaired and on the shipment back to the customer was damaged in transit again. Robicon's contract provided for liquidating damages of $3 per day from June 15, 2000 until delivery to the jobsite. The first completed unit was delivered with a replacement transformer on October 31, 2000. Robicon has determined that the original transformer cannot be repaired and the cost which have been and will be expended to replace the damaged transformer are approximately $246. A claim has been processed with Robicon's insurance carrier. Robicon believes that the customer is currently re-phasing the timing of the entire project and any liquidated damages, if assessed, would be immaterial.

     Robicon purchased transformers from a second supplier, which it incorporated into variable frequency drives "VFDs". Robicon has been advised by two of its customers, one in China and one in Mexico, that the transformers have failed, resulting in explosions which damaged the transformer, VFD and other property. Robicon's investigation has concluded that 111 of the supplier's transformers in the field will require a retrofit to correct the problem, which is now underway. The supplier is cooperating in that effort, supplying parts at no cost and in some instances service personnel. To date, Robicon has expended in excess of $148 in service time to accomplish the retrofit, and estimated that costs could run as much as $500 before the project is concluded. Robicon and the supplier have notified their product liability carriers. To the extent damage is determined to be due to fire or explosion, (e.g. an incident), Robicon's management believes Robicon's losses to be covered by its own insurance. Robicon has also advised the supplier that Robicon is seeking reimbursement for all losses resulting from defects in the transformers for which its insurance carrier does not reimburse Robicon.

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

HIGH POWER CONVERSION PRODUCTS

     Restructuring charge for headcount reductions consisted of the following:


                                                               OCTOBER 28,
                                                                  2000
                                                               ---------
Balance at April 29, 2000...................................   $    812
Restructuring accrual associated with the acquisition of ASI        615
Charges.....................................................     (1,128)
Effect of foreign currency translation......................        (23)
                                                               ---------
Balance at October 28, 2000.................................   $    276
                                                               =========


     Restructuring charge for facility closing consisted of the following:


                                                               OCTOBER 28,
                                                                  2000
                                                               ---------
Balance at April 29, 2000...................................   $  2,134
Charges.....................................................       (201)
Effect of foreign currency translation......................       (150)
                                                               ---------
Balance at October 28, 2000.................................   $  1,783
                                                               =========


ADVANCED SURFACE ANALYSIS INSTRUMENTS

     Restructuring charge for headcount reductions consisted of the following:


                                                               OCTOBER 28,
                                                                  2000
                                                               ---------
Balance at April 29, 2000...................................   $    863
Charges.....................................................       (459)
                                                               ---------
Balance at October 28, 2000.................................   $    404
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



                                                                                 DEPRECIATION
                                          NET       OPERATING     IDENTIFIABLE        AND          CAPITAL
                                         SALES    INCOME (LOSS)      ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------  -------------   ------------   ------------    ------------
SIX MONTHS ENDED OCTOBER 30, 1999

Restricted Subsidiaries (Robicon)      $ 36,768    $  (1,553)    $    48,606     $      931       $     242
Unrestricted Subsidiaries (ASI)..            --           --              --             --              --
                                       ---------   ----------    ------------    -----------    ------------
High power conversion products...        36,768       (1,553)         48,606            931             242
Advanced surface analysis
  instruments and services.......        29,290       (1,796)        110,586          3,526           5,008
High performance modular
  power connectors ..............        15,133        2,930          15,848            867             478
Customized monitoring
  instrumentation ...............        30,899        3,131          47,757          1,252             191
Corporate and other .............         4,944          316          16,826            303              32
                                       ---------   ----------    ------------    -----------    ------------
  Consolidated (Unaudited).......      $117,034    $   3,028     $   239,623     $    6,879       $   5,951
                                       =========   ==========    ============    ===========    ============

SIX MONTHS ENDED OCTOBER 28, 2000

Restricted Subsidiaries (Robicon)      $ 40,053    $  (1,901)    $    38,004     $    1,278       $   1,118
Unrestricted Subsidiaries (ASI)..        94,646          670         134,445          1,603             779
                                       ---------   ----------    ------------    -----------    ------------
High power conversion products...       134,699       (1,231)        172,449          2,881           1,897
Advanced surface analysis
  instruments and services.......        37,541       (1,602)         94,839          4,863           3,193
High performance modular
  power connectors ..............        14,578        3,038          14,708            898           1,618
Customized monitoring
  instrumentation ...............        29,149        1,332          39,354          1,218             363
Corporate and other .............         4,203       (2,002)         41,334            422              48
                                       ---------   ----------    ------------    -----------    ------------
  Consolidated (Unaudited).......      $220,170    $    (465)    $   362,684     $   10,282       $   7,119
                                       =========   ==========    ============    ===========    ============


              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 6 - SEGMENT DATA (CONTINUED)

     The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at October 28, 2000.


                                                       TOTAL                  ELIMINATION
                                                     RESTRICTED      ASI      ADJUSTMENTS    TOTAL
                                                     ----------   ---------   -----------  ---------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $   1,404    $  6,146     $     --    $  7,550
  Restricted cash..................................      4,121         120           --       4,241
  Accounts receivable, net.........................     18,692      64,519           --      83,211
  Refundable income taxes..........................        495          --           --         495
  Inventories......................................     39,713      13,402           --      53,115
  Costs and earnings in excess of billings.........      3,889       6,584           --      10,473
  Prepaid expenses and other current assets........      5,274      11,881         (170)     16,985
                                                     ----------   ---------    ---------   ---------
    Total current assets...........................     73,588     102,652         (170)    176,070

PROPERTY, PLANT AND EQUIPMENT, NET.................     68,633      29,448           --      98,081
INVESTMENT IN JOINT VENTURE........................      2,772          --           --       2,772
ASSETS HELD FOR SALE...............................      2,568          15           --       2,583
OTHER ASSETS, NET..................................     41,598       2,500           --      44,098
COST IN EXCESS OF NET ASSETS ACQUIRED..............     39,080          --           --      39,080
INTERCOMPANY ACCOUNTS, NET.........................     11,070       7,059      (18,129)         --
                                                     ----------   ---------    ---------   ---------
                                                     $ 239,309    $141,674     $(18,299)   $362,684
                                                     ==========   =========    =========   =========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $   3,236    $    109     $     --    $  3,345
  Foreign credit line..............................      1,599          --           --       1,599
  Accounts payable and accrued liabilities.........     54,800      76,949           --     131,749
  Billings in excess of costs......................        180       6,082           --       6,262
  Advance payments by customers....................      9,842       8,377           --      18,219
  Federal, foreign and state income taxes
    payable........................................      2,711         847           --       3,558
  Deferred income taxes............................      2,036          69         (170)      1,935
  Redeemable put warrants..........................      2,900          --           --       2,900
                                                     ----------   ---------    ---------   ---------
    Total current liabilities......................     77,304      92,433         (170)    169,567
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....    184,606      20,597           --     205,203
DEFERRED INCOME TAXES..............................      6,448          --           --       6,448
OTHER LIABILITIES..................................      8,552      20,632           --      29,184
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $45,863 AS OF OCTOBER 28, 2000).......  42,247          --           --      42,247
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................    (79,848)      8,012      (18,129)    (89,965)
                                                     ----------   ---------    ---------   ---------
                                                     $ 239,309    $141,674     $(18,299)   $362,684
                                                     ==========   =========    =========   =========


              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 6 - SEGMENT DATA (CONTINUED)

     The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the six months ended October 28, 2000.


                                                        TOTAL                 ELIMINATION
                                                      RESTRICTED     ASI      ADJUSTMENTS     TOTAL
                                                      ----------   --------   -----------   ---------
Net sales...........................................  $ 126,722    $94,646    $   (1,198)   $220,170
Cost of sales.......................................     88,905     83,042        (1,198)    170,749
                                                      ----------   --------   -----------   ---------
    Gross profit....................................     37,817     11,604            --      49,421
Administrative and selling expenses.................     27,500      9,826            --      37,326
Research and development expenses...................      9,034      1,133            --      10,167
Other, net..........................................      2,418        (25)           --       2,393
                                                      ----------   --------   -----------   ---------
    (Loss) income from operations...................     (1,135)       670            --        (465)
Interest expense....................................     10,478      1,294            --      11,772
Interest income.....................................        118          6            --         124
                                                      ----------   --------   -----------   ---------
    Loss from continuing operations before income
      taxes, discontinued operations and
      extraordinary item............................    (11,495)      (618)           --     (12,113)
Income taxes........................................        392        969            --       1,361
                                                      ----------   --------   -----------   ---------
Net loss before discontinued operations and
      extraordinary item............................  $ (11,887)   $(1,587)   $       --    $(13,474)
                                                      ==========   ========   ===========   =========

Supplemental Data:

    Depreciation and Amortization...................   $  8,679    $ 1,603    $      --     $ 10,282
    Capital Expenditures............................      6,340        779           --        7,119



NOTE 7 - COMPREHENSIVE INCOME

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

NOTE 9 - EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company is implementing a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. In certain cases the Company must rely on third-parties vendors, suppliers and others and is monitoring the adequacy of the processes and progress of these parties. However, there can be no assurance that the third-party vendors, suppliers and others will timely resolve their own euro conversion compliance issues. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the ability of the Company to successfully renegotiate or amend its commercial contracts.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENT

     On November 30, 2000, the Company simultaneously closed a Financing Agreement ("Financing Agreement") and Receivables Purchase Agreement ("Refinanced Receivables Purchase Agreement") for the purpose of refinancing the existing revolving credit facility ("Revolving Credit Facility") and Trade Receivables Purchase Facility ("Receivables Purchase Facility").

     The Financing Agreement provides for a $25,800 credit facility consisting of (i) a $5,000 revolving credit facility ("Refinanced Revolving Credit Facility") including a $5,000 sub-facility for the issuance of letters of credit; (ii) a $5,000 term loan ("Term Loan A"), and (iii) a $15,800 term loan ("Term Loan B"). The Financing Agreement generally provides for the full payment of principal at October 31, 2003 with the exception of $800 of Term Loan B which is due January 31, 2001. Availability under Refinanced Revolving Credit Facility Agreement is limited to the lesser of (i) 60% of eligible inventory less an amount of $1,128 which represents three months of payments of rented or owned real property of the Company's domestic operations adjusted for the receipt of landlord waivers, mortgagee waivers or collateral access agreements and (ii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders. Availability under Term Loan A is limited to 70% of the appraised orderly liquidation value of the eligible machinery and equipment. Interest under the Refinanced Revolving Credit Facility and Term Loan A is computed and payable monthly at the greater of the lender's reference rate (9.5% at November 30, 2000) or 9.0% plus
(i) 2.5% through November 30, 2001, (ii) 3.0% from December 1, 2001 through November 30, 2002 and (iii) 4.5% after November 30, 2002. Interest under the Term Loan B is computed and payable monthly at the greater of the lender's reference rate or 9.0% plus (i) 3.25% through November 30, 2001, (ii) 3.75% from December 1, 2001 through November 30, 2002 and (iii) 5.25% after November 30, 2002. The Company is required to pay monthly in arrears an unused line fee of 0.5% of the available funds of the Refinanced Revolving Credit Facility. The Financing Agreement provides for liens on substantially all domestic property and assets of the company.

     The Company entered into the Refinanced Receivables Purchase Facility with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and its domestic subsidiaries to HV-FC. The Refinanced Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $25.0 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The Company's domestic operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets.

     The Financing Agreement and Refinanced Receivables Purchase Facility contain restricted provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material assets and other matters. Pursuant to the closing of the Financing Agreement and Refinanced Receivables Purchase Facility, the Company has reclassified $12,183 to long term debt which represents the current portion of the Revolving Credit Facility. In connection with the above, the Company recorded an extraordinary loss of $365 to write off the deferred financing costs and prepayment penalties of the Revolving Credit Facility and Receivables Purchase Facility.

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

     The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances. As used in this filing, the terms "fiscal 2001" and "fiscal 2000" refer to the Company's fiscal years ended April 28, 2001 and April 29, 2000, respectively. The Company operates on a 52 or 53 week fiscal year. The six months ended October 28, 2000 and October 30, 1999 include the results of operations of the Company for 26 week and 27 week periods, respectively.

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

CONSOLIDATED

     Net sales for the first half of fiscal 2001 were $220.2 million, which was a $103.1 million or 88.1% increase from the first half of fiscal 2000. The following discussion does not address the financial results of the first half of fiscal 2001 for Vivirad, which was acquired on June 2, 2000, because the results of operations for Vivirad were deemed immaterial. Excluding net sales of ASI, which was acquired on December 22, 1999, and CE&A, which was acquired on July 2, 2000, net sales increased $3.6 million, or 3.3%, during the first half of fiscal 2001. Net loss for the first half of fiscal 2001 increased $6.6 million to $13.8 million compared same period in fiscal 2000. The primary difference in the results of operation of the first half of fiscal 2001 as compared to the first half of fiscal 2000 were the addition of the operations of ASI and CE&A which were included for the full first half of fiscal 2001, lower selling, general and administrative expenses, the absence of certain acquisition and restructuring related expenses, offset by lower margins and increases in research and development expenses as well as borrowing costs associated with acquisitions.

SEGMENT ANALYSIS:

THREE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 1999

     THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $68.2 million for second quarter of fiscal 2001 which was an increase of $48.6 million, or 248.8% from fiscal 2000. Excluding net sales from ASI, which was acquired on December 22, 1999, net sales for Robicon increased $2.3 million during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 primarily due to an increase in revenue from the power control systems product line.

     Gross margin percentage on net sales at Robicon for the three months ended October 28, 2000 was 3.9% less than the same period in fiscal 2000. The decrease in margin can be attributed to a $0.3 million cost overrun on a Power Control Systems contract, lower medium voltage margins due to price erosion on orders taken in the prior fiscal year and margin erosion in the low voltage drives product line due to a higher mix of low horsepower drives which historically provide lower margins.

     The segment's operating loss increased $1.4 million to a loss of $0.8 million during the second quarter of fiscal 2001 as compared to operating income of $0.6 million in the first half of fiscal 2000. Excluding the operating loss of $0.6 million at ASI, operating loss increased $0.8 million during the second quarter of fiscal 2001 to a loss of $0.2 million as compared to operating income of $0.6 million during the same period of fiscal 2000. The loss is primarily due to the decrease in the gross profit margin and an increase of $0.2 million of administrative and selling expense.

     ASI reported net sales of $46.3 million for the second quarter of fiscal 2001. The quarter was impacted by the August factory shutdown period in Europe that specifically reduced revenues from the Motor and Power Controls manufacturing based product lines. However, revenues exceeded expectations for medium voltage induction motors. The Metals and Automation divisions recorded strong revenues with completion and continued invoicing of a number of important systems and automation projects in Europe and the US.

     ASI reported an operating loss of $0.6 million for the second quarter of fiscal 2001. The result was in line with expectations reflecting losses in Italy and the US. The Italian net loss was due to an adverse product mix combined with a negative impact on margins due to the customary August factory shutdown. The US losses were due to high levels of warranty and service costs at the unit in Houston.

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

     THE ADVANCED SURFACE ANALYSIS INSTRUMENTS AND SERVICES SEGMENT reported net sales of $20.3 million for the second quarter of fiscal 2001 which was an increase of $2.1 million, or 11.6% from the second quarter of fiscal 2000. The increase in net sales was due to the shipping of three additional more systems during the first half of fiscal 2001 compared to the same period in fiscal 2000.

     Operating loss increased $1.5 million to a loss of $1.2 million during the second quarter of fiscal 2001 compared to an operating income of $0.3 million during the second quarter of fiscal 2000, primarily due to increased operating losses in the Ulvac-PHI joint venture, outsourcing of subassemblies, CE&A moving costs, as well as higher administrative and selling expenses due to higher recruiting and selling costs. .

     THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $7.3 million during the second quarter of fiscal 2001 which was an increase of $0.1 million or 1.4% from the second quarter of fiscal 2000. Adjusting net sales for the divestiture of the Carbolon product line during fiscal 2000, net sales are up $1.0 million or 16.2%. Higher sales from telecom, data and uninterruptable power supplies ("UPS") markets were partially offset by lower sales in material handling markets.

     The gross margin percentage on net sales for second quarter of fiscal 2001 increased 4.3% as compared to the second quarter of fiscal 2000. The higher margin is attributable to the sale of the lower margin Carbolon business, coupled with Anderson's increased penetration into the higher margin end markets of telecom, data and UPS. Anderson continues to improve results by focusing on their niche custom high power/current connectors and continues to have high quote activity in the telecom, data and UPS industries. Operating income increased $0.2 million during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000.

     THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $12.9 million for the second quarter of fiscal 2001 which is a decrease of $1.8 million as compared to the second quarter of fiscal 2000. The decrease in net sales is primarily a result of lost business from a large customer due to a planned model year changeover of $0.6 million, and lost business from a major heavy truck manufacturing company that was placed on credit hold of $0.3 million. These factors plus the slowdown in our distribution markets coupled with forced price concessions from certain key accounts reflect the major cause for the sales decline.

     Operating income for the second quarter of fiscal 2001 decreased $1.0 million to $0.2 million compared to the second quarter of fiscal 2000. This decrease is the result of lower sales volume, a shift toward lower margin products as well as certain price reductions effective during the fourth quarter of fiscal 2000. The decrease was partially offset by $0.8 million in selling, general and administrative expense reductions during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. The Company continued to create operating efficiencies by combining the operations of Maxima-Juarez/El Paso with these of Maxima-Lancaster.

SIX MONTHS ENDED OCTOBER 28, 2000 COMPARED TO THE SIX MONTHS ENDED OCTOBER 30, 1999

     THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $134.7 million for the six months ended October 28, 2000, which was an increase of $97.9 million, or 266.3% from the six months ended October 30, 1999. Excluding net sales from ASI, net sales for Robicon increased $3.3 million during the first half of fiscal 2001 as compared to the first half of fiscal 2000. The increase in net sales was due to an increase in revenue from the power control systems product line. The backlog increased $5.1 million or 11.4% to $49.4 million as compared to backlog of $44.3 million at April 29, 2000.

     Operating loss decreased $0.3 million during the six months ended October 28, 2000 as compared to an operating loss of $1.6 million for the same period in fiscal 2000. Excluding the operating income from ASI, operating loss increased $0.3 million to a loss of $1.9 million during the first half of fiscal 2001 as compared to the first half of fiscal 2000. This increase in operating loss was primarily due to $0.9 million cost over run on a Power Control Systems contract, lower medium voltage margins due to price erosion on orders taken in the prior fiscal year and margin erosion in the low voltage drives product line due to a higher mix of low horsepower drives which historically provide lower margins offset by a non-recurring fiscal 2000 restructuring charge of $0.9 million and lower service expense.

     THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $37.5 million for the six months ended October 28, 2000, was an increase of $8.3 million from the six months ended October 30, 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales increased $3.6 million or 16.3% during the first half of fiscal 2001, as compared to the first half of fiscal 2000. The increase was the result of shipping five additional systems during the first half of fiscal 2001 as compared to the same period in fiscal 2000. Operating loss decreased $0.2 million to $1.6 million for the six months ended October 28, 2000 compared to the six months ended October 30, 1999. Excluding the operating loss of CE&A of $0.7 million, which included a charge of $1.6 million to write off purchased in-process research and development expense in the first half of fiscal 2000, which had been valued in accordance with purchase accounting procedures, operating loss increased $0.5 million. This increase in operating loss was the result of reduced gross profit due to a shift to ESCA systems which have lower margins. Higher manufacturing variances of $0.5 million during the first half of fiscal 2001 also contributed to the increase in the operating loss.

     THE HIGH PERFORMANCE MODULAR POWER CONNECTORS SEGMENT reported net sales of $14.6 million for the six months ended October 28, 2000, was a decrease of $0.5 million, or 3.7% from the six months ended October 30, 1999. Adjusting the net sales for the divestiture of the Carbolon product line during fiscal 2000, net sales are up $0.1 million or 6.9%. Overall, on a same sales basis, and after adjusting for unfavorable foreign exchange differences of $0.3 million, net sales for the first half of fiscal 2001 have increased $1.2 million or 9.3% compared to the first half of fiscal 2000. Growth in the telecommunications networking equipment markets and certain industrial markets continued to fuel the growth in this segment. The gross margin percentage on net sales in the first half of fiscal 2001 increased 2.7% as compared to the first half of fiscal 2000. The higher margin is attributable to the sale of the lower margin Carbolon business, coupled with Anderson's increased penetration into the higher margin end markets of telecom, data and UPS. Anderson continues to improve results by focusing on their niche custom high power/current connectors and continue to have high quote activity in the telecom, data and UPS industries. Operating income has increased $0.1 million to $3.0 million for the first half of fiscal 2001 as compared to the first half of fiscal 2000.

     THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $29.1 million for the six months ended October 28, 2000 was a decrease of $1.7 million, or 5.7%, from the six months ended October 30, 1999. The reduction in this segment was primarily a result of lost business from a large customer due to a planned model year changeover of $0.6 million, and lost business from a major heavy truck manufacturing company that was placed on credit hold of $0.3 million. These factors plus the slowdown in our distribution markets coupled with forced price concessions from certain key accounts reflect the major cause for the sales decline. Operating income decreased $1.8 million to $1.3 million during the six months ended October 28, 2000 as compared to the six months ended October 30, 1999. The gross profit declined $3.0 million, due to a decrease in the gross margin percentage 8.6% during the first half of fiscal 2001 as compared to the first half of fiscal 2000. The decrease in profit margin is a result of higher warranty cost on some discontinued Stewart Warner brand products and a shift towards lower margin products. The decrease in operating income was partially offset by expense savings during the first half of fiscal 2001 of $0.8 million compared to the first half of fiscal 2000 due to the efficiencies by combining the operations of Maxima-Juarez/El Paso with these of Maxima-Lancaster.


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

     Through November 30, 2000 the Company maintained a $25.0 million revolving credit facility (the "Revolving Credit Facility") which was primarily maintained to fund the Company's working capital requirements and has a $10.0 million sub-limit for the issuance of standby letters of credit. On December 29, 1999, in connection with the Receivables Purchase Facility, the Revolving Credit Facility was amended to, among other things, to exclude as collateral certain domestic receivables sold pursuant to the Receivable Purchase Facility, described below, and included certain property, plant and equipment of certain domestic subsidiaries. As of April 29, 2000, the Revolving Credit Facility was amended (the "Third Amendment to Revolving Credit Facility"). Borrowings outstanding under the Revolving Credit Facility as of October 28, 2000 were $14.0 million, and there were $3.2 million in letters of credit commitments outstanding resulting in credit availability under this facility of $6.2 million as of such date.

     On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, other domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22.5 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. At October 28, 2000, $18.3 million was utilized under the Receivables Purchase Facility. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The discount from the face value, which amounted to $0.8 million at October 28, 2000, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. The Company's operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. As of April 29, 2000, the Receivables Purchase Facility was amended (the "First Amendment to Receivables Purchase Agreement") to conform certain restrictive covenants to the Third Amendment to the Revolving Credit Facility.

     On November 30, 2000, the Company simultaneously closed a Financing Agreement ("Financing Agreement") and Receivables Purchase Agreement ("Refinanced Receivables Purchase Agreement") for the purpose of refinancing the existing revolving credit facility ("Revolving Credit Facility") and Trade Receivables Purchase Facility ("Receivables Purchase Facility")as described above.

     The Financing Agreement provides for a $25.8 million credit facility consisting of (i) a $5.0 million revolving credit facility ("Refinanced Revolving Credit Facility") including a $5.0 million, sub-facility for the issuance of letters of credit; (ii) a $5.0 million, term loan ("Term Loan A"), and (iii) a $15,800 term loan ("Term Loan B"). The Financing Agreement generally provides for the full payment of principal at October 31, 2003 with the exception of $0.8 million of Term Loan B which is due January 31, 2001. Availability under Refinanced Revolving Credit Facility Agreement is limited to the lesser of (i) 60% of eligible inventory less an amount of $1.1 million which represents three months of payments of rented or owned real property of the Company's domestic operations adjusted for the receipt of landlord waivers, mortgagee waivers or collateral access agreements and (ii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders. Availability under Term Loan A is limited to 70% of the appraised orderly liquidation value of the eligible machinery and equipment. Interest under the Refinanced Revolving Credit Facility and Term Loan A is computed and payable monthly at the greater of the lender's reference rate (9.5% at November 30, 2000) or 9.0% plus (i) 2.5% through November 30, 2001, (ii) 3.0% from December 1, 2001 through November 30, 2002 and
(iii) 4.5% after November 30, 2002. Interest under the Term Loan B is computed and payable monthly at the greater of the lender's reference rate or 9.0% plus
(i)3.25% through November 30, 2001, (ii) 3.75% from December 1, 2001 through November 30, 2002 and (iii) 5.25% after November 30, 2002. The Company is required to pay monthly in arrears an unused line fee of 0.5% of the available funds of the Refinanced Revolving Credit Facility. The Financing Agreement provides for liens on substantially all domestic property and assets of the Company. Pursuant to the closing of the Financing Agreement and Refinanced Receivables Purchase Facility, the Company has reclassified $12,183 to long term debt which represents the current portion of the Revolving Credit Facility. In connection with the above the Company's recorded an extraordinary loss of $365 to write off the deferred financing costs and prepayment penalties of the Revolving Credit Facility and Receivables Purchase Facility.

     The Company entered into the Refinanced Receivables Purchase Facility with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Refinanced Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $25.0 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds are less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. The Company's domestic operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets.

     The Financing Agreement and Refinanced Receivables Purchase Facility contain restricted provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material assets and other matters.

     As of October 28, 2000, the Company had total indebtedness (including redeemable put warrants) of $213.0 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $45.9 million.

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

     As of October 28, 2000, the Company had outstanding and issuable redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right, as of May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

     The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Financing Agreement.

     The Company's working capital was $6.5 million and $7.2 million at October 28, 2000 and April 29, 2000, respectively. The Company's cash flows used in continuing operations were $0.5 million in the first half of fiscal 2001, as compared to a use of cash of $11.6 million for the same period in fiscal 2000.

     The Company invested $7.1 million in capital expenditures during the first Half of fiscal 2001, including facility improvements at CE&A, Anderson and Robicon.

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

     Costs related to the Year 2000 issues were expensed during the period in which they were incurred. The financial impact to the Company of implementing the systems changes necessary to become Year 2000 compliant was not material to its business, operations, financial condition, liquidity and capital resources. Those estimates do not include any allocation with respect to time devoted by regular employees of the Company to these efforts, since the Company does not separately track that time. There are uncertainties as to the future costs associated with the Year 2000 date change but the Company believes that any future costs will not be material to its financial condition.

EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company is implementing a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. In certain cases the Company must rely on third-parties vendors, suppliers and others and is monitoring the adequacy of the processes and progress of these parties. However, there can be no assurance that the third-party vendors, suppliers and others will timely resolve their own euro conversion compliance issues. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the ability of the Company to successfully renegotiate or amend its commercial contracts.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note 4 to the Company's notes to the consolidated financial statements included under Item 1 provided elsewhere herein and in Item 1 of Part II of this report.

INTEREST RATE RISK

     The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the revolving credit facility. The interest rates on the Company's other long-term debt are fixed and primarily matures in fiscal 2005. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. A 100 basis point increase in interest rates would have approximately a $250,000 negative impact on the earnings of the Company.

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

     In 1998, Robicon entered into a contract with a customer to supply a number of drives for installation in a municipal pumping station. Robicon in turn contracted with a supplier to supply the transformers for the drives. The supplier failed to deliver the transformers on a timely basis. The transformer for the first unit was delivered to the jobsite on May 29, 2000, but the transformer was damaged in transit. The transformer was repaired and on the shipment back to the customer was damaged in transit again. Robicon's contract provided for liquidating damages of $3,000 per day from June 15, 2000 until delivery to the jobsite. The first completed unit was delivered with a replacement transformer on October 31, 2000. Robicon has determined that the original transformer cannot be repaired and the cost which have been and will be expended to replace the damaged transformer are approximately $246,000. A claim has been processed with Robicon's insurance carrier. Robicon believes that the customer is currently re-phasing the timing of the entire project and any liquidated damages, if assessed, would be immaterial.

     Robicon purchased transformers from a second supplier, which it incorporated into variable frequency drives "VFDs". Robicon has been advised by two of its customers, one in China and one in Mexico, that the transformers have failed, resulting in explosions which damaged the transformer, VFD and other property. Robicon's investigation has concluded that 111 of the supplier's transformers in the field will require a retrofit to correct the problem, which is now underway. The supplier is cooperating in that effort, supplying parts at no cost and in some instances service personnel. To date, Robicon has expended in excess of $148,000 in service time to accomplish the retrofit, and estimated that costs could run as much as $0.5 million before the project is concluded. Robicon and the supplier have notified their product liability carriers. To the extent damage is determined to be due to fire or explosion, (e.g. an incident), Robicon's management believes Robicon's losses to be covered by its own insurance. Robicon has also advised the supplier that Robicon is seeking reimbursement for all losses resulting from defects in the transformers for which its insurance carrier does not reimburse Robicon.

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

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: December 12, 2000             By: /s/ Joseph W. McHugh, Jr.
                                         -------------------------------------
                                         Joseph W. McHugh, Jr.
                                         Chief Financial Officer and Principal
                                         Accounting Officer