Form 10-Q
period 2001-01-27
HIGH VOLTAGE ENGINEERING CORP
filed 2001-03-13
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 2001

                                       or

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

                         401 Edgewater Place, Suite 680
                               Wakefield, MA 01880
               (Address of principal executive offices) (Zip code)

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

                               (1) Yes /X/ No / /

                               (2) Yes / / No /X/

Number of Common Shares outstanding at March 13, 2001: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION


    ITEM 1. - FINANCIAL STATEMENTS

       Consolidated Balance Sheets at January 27, 2001 (Unaudited) and April 29, 2000 (Audited).......    3

       Consolidated Statements of Operations for the Three and Nine Months ended
       January 27, 2001 (Unaudited) and January 29, 2000 (Unaudited)..................................    4

       Consolidated Statements of Stockholders' Deficiency for the Nine Months ended
       January 27, 2001 (Unaudited) and for the Years ended April 29, 2000 (Audited)
       and April 24, 1999 (Audited)...................................................................    5

       Consolidated Statements of Cash Flows for the Nine Months ended
       January 27, 2001 (Unaudited) and January 29, 2000 (Unaudited)..................................    6

       Notes to Consolidated Financial Statements (Unaudited).........................................    8

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   19

    ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   27


PART II - OTHER INFORMATION

    ITEM 1. - LEGAL PROCEEDINGS.......................................................................   28

    ITEM 2. - CHANGES IN SECURITIES...................................................................   29

    ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.........................................................   29

    ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   29

    ITEM 5. - OTHER INFORMATION.......................................................................   29

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K........................................................   30

SIGNATURES............................................................................................   31


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          JANUARY 27,      APRIL 29,
                                                              2001           2000
                                                          -----------     -----------
                                                          (Unaudited)      (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................      $   7,316       $   5,307
  Restricted cash...................................          7,698           4,061
  Accounts receivable, net..........................         78,581          89,279
  Refundable income taxes...........................             --           1,075
  Inventories.......................................         57,057          50,456
  Costs and earnings in excess of billings..........          7,245           7,414
  Prepaid expenses and other current assets.........         15,833          11,094
                                                          ----------      ----------
    Total current assets............................        173,730         168,686
PROPERTY, PLANT AND EQUIPMENT, NET..................         91,629          94,535
INVESTMENT IN JOINT VENTURE.........................          2,662           1,829
ASSETS HELD FOR SALE................................          2,539           3,825
NET ASSETS OF DISCONTINUED OPERATIONS...............          6,976           7,703
OTHER ASSETS, NET...................................         51,147          46,277
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..........         35,935          34,957
                                                          ----------      ----------
                                                          $ 364,618       $ 357,812
                                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..      $   3,625       $   9,836
  Foreign credit line...............................          1,639           1,937
  Accounts payable..................................         82,352          82,896
  Accrued interest..................................          7,776           4,207
  Accrued liabilities...............................         43,136          42,950
  Billings in excess of costs.......................          4,709           5,788
  Advance payments by customers.....................         21,668           7,450
  Federal, foreign and state income taxes payable...          3,776           3,707
  Deferred income taxes.............................          1,205           1,024
  Redeemable put warrants...........................          2,900           2,900
                                                          ----------      ----------
    Total current liabilities.......................        172,786         162,695
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......        209,841         190,239
DEFERRED INCOME TAXES...............................          6,453           6,485
OTHER LIABILITIES...................................         30,109          31,319
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $47,299 AS OF JANUARY 27, 2001).....         43,991          40,642
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock......................................              1               1
  Paid-in-capital...................................         20,140          19,527
  Accumulated deficit...............................       (119,829)        (94,863)
  Common stock warrants.............................          2,813           2,200
  Other comprehensive (loss)........................         (1,687)           (433)
                                                          ----------      ----------
    Total stockholders' deficiency..................        (98,562)        (73,568)
                                                          ----------      ----------
                                                          $ 364,618       $ 357,812
                                                          ==========      ==========


          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   JANUARY 27,    JANUARY 29,     JANUARY 27,    JANUARY 29,
                                                      2001           2000            2001           2000
                                                   -----------    -----------     -----------    -----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Net sales......................................    $   94,258     $   65,118      $  299,850     $  167,019
Cost of sales..................................        73,629         47,098         236,793        116,117
                                                   -----------    -----------     -----------    -----------
  Gross profit.................................        20,629         18,020          63,057         50,902

Administrative and selling expenses............        17,235         13,610          51,306         35,388
Research and development expenses..............         4,256          4,524          13,809         13,288
Write off of purchased in-process research
  and development..............................            --             --              --          1,650
Restructuring charge...........................           144            475             144          1,375
Other..........................................           149          4,053           2,456          3,745
                                                   -----------    -----------     -----------    -----------
  Loss from operations.........................        (1,155)        (4,642)         (4,658)        (4,544)

Interest expense...............................         5,772          4,778          16,233         13,693
Interest income................................           122              8             246            383
                                                   -----------    -----------     -----------    -----------
   Loss from continuing operations before
      discontinued operations, income taxes,
      and extraordinary item...................        (6,805)        (9,412)        (20,645)       (17,854)
Income taxes (credit)..........................           200            (45)            800             53
                                                   -----------    -----------     -----------    -----------
   Loss from continuing operations before
      discontinued operations and
      extraordinary item.......................        (7,005)        (9,367)        (21,445)       (17,907)

Discontinued operations:
    Income from discontinued operations, net
      of income taxes..........................           618            475           1,584          1,389
    Gain on disposal of discontinued
      operations, net of income taxes..........            --             --              --            414
                                                   -----------    -----------     -----------    -----------
                                                          618            475           1,584          1,803
Extraordinary loss, net of income taxes........          (165)            --            (530)            --
                                                   -----------    -----------     -----------    -----------
NET LOSS.......................................        (6,552)        (8,892)        (20,391)       (16,104)
Preferred dividends............................        (1,530)        (1,300)         (4,139)        (3,930)
Accretion of redeemable preferred stock........          (214)          (110)           (436)          (337)
                                                   -----------    -----------     -----------    -----------
Net loss applicable to common stockholders.....    $   (8,296)    $  (10,302)    $   (24,966)    $  (20,371)
                                                   ===========    ===========     ===========    ===========

Net loss per common share:
    Continuing operations......................    $(7,975.39)    $(9,951.06)    $(23,827.84)    $(20,474.61)
    Income from discontinued operations........        563.35         438.60        1,450.55        1,282.55
    Gain on sale of discontinued operations....            --             --              --          382.27
    Extraordinary item.........................       (150.41)            --         (485.35)             --
                                                   -----------    -----------    ------------    ------------
    Net loss applicable to common
      stockholders.............................    $(7,562.45)    $(9,512.46)    $(22,862.64)    $(18,809.79)
                                                   ===========    ===========    ============    ============

Weighted average common stock outstanding              1,097          1,083           1,092          1,083
Weighted average common stock and dilutive
      equivalents outstanding                          1,273          1,243           1,263          1,243
                                                      ======         ======          ======         ======



          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)


                                                                        COMMON         OTHER
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       COMPREHENSIVE
                                 STOCK      CAPITAL       DEFICIT      WARRANTS        (LOSS)          TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------

Balance, April 25, 1998
  (Audited).................         1       19,527        (72,603)       2,200            (66)       (50,941)
Net income..................                                15,033                                     15,033
Preferred stock dividends...                                (4,329)                                    (4,329)
Accretion of redeemable
  preferred stock...........                                  (443)                                      (443)
Change in foreign currency
  translation...............                                                               (281)         (281)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................         1       19,527        (62,342)       2,200            (347)      (40,961)
Net loss....................                               (27,108)                                   (27,108)
Preferred stock dividends...                                (4,965)                                    (4,965)
Accretion of redeemable
  preferred stock...........                                  (448)                                      (448)
Change in foreign currency
  translation...............                                                                (86)          (86)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 29, 2000
  (Audited).................         1       19,527        (94,863)       2,200            (433)      (73,568)
Net loss....................                               (20,391)                                   (20,391)
Preferred stock dividends...                                (4,139)                                    (4,139)
Accretion of redeemable
  preferred stock...........                                  (436)                                      (436)
Issuable shares of common
  stock and common stock
  warrants..................                    613                         613                         1,226
Change in foreign currency
  translation...............                                                             (1,254)       (1,254)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, January 27, 2001
  (Unaudited)...............     $   1     $ 20,140     $ (119,829)    $  2,813     $    (1,687)    $ (98,562)
                                 ======    =========    ===========    =========    ============    ==========


          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                 ---------------------------
                                                                 JANUARY 27,     JANUARY 29,
                                                                     2001            2000
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)

Cash flows from operating activities:
   Net loss................................................       $(20,391)       $(16,104)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Income from discontinued operations, net of income
        taxes..............................................         (1,584)         (1,389)
     Depreciation and amortization.........................         14,212          10,002
     Write-off of other assets and purchased research and
       development.........................................             --           1,650
     Extraordinary item, net of income taxes...............            530              --
     Non-cash interest.....................................            789             802
     Deferred income taxes.................................            149            (797)
     Undistributed earnings of affiliate...................            (12)           (231)
     Gain on sale of discontinued operation................             --            (414)
     Loss on sale of assets................................            576             169
     Change in assets and liabilities net of effects of
       business acquisitions an divestitures:
       Accounts receivable.................................         (3,573)          7,553
       Proceeds from the sale of accounts receivable.......          8,071          13,736
       Refundable income taxes.............................          1,075            (438)
       Inventories.........................................         (6,601)          1,453
       Costs and earnings in excess of billings............            169              --
       Prepaid expenses and other current assets...........         (4,739)         (3,826)
       Other assets........................................         (2,397)         (3,545)
       Accounts payable, accrued interest and accrued
         liabilities.......................................         (2,749)         (7,619)
       Billings in excess of costs.........................         (1,079)             --
       Advance payments by customers.......................         14,218            (358)
       Federal, foreign and state income taxes payable.....            422            (468)
                                                                  ---------       ---------
       Net cash (used in) provided by continuing operations         (2,914)            176
       Net cash provided by discontinued operations........          4,148           2,717
                                                                  ---------       ---------
       Net cash provided by operating activities...........          1,234           2,893

Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
     operations............................................         (8,049)         (6,575)
   Additions to property, plant and equipment, discontinued
     operations............................................         (1,975)           (656)
   Acquisition of Charles Evans & Associates, net of
     cash acquired.........................................             --         (34,377)
   Acquisition of Vivirad-High Voltage Corporation, net
     of cash acquired......................................         (2,281)             --
   Acquisition of Ansaldo Sistemi Industriali, S.p.A.,
     net of cash acquired..................................             --         (28,084)
   Proceeds from the sale of discontinued operations,
     net of expenses.......................................             --             690
   Proceeds from the sale of assets and other,
     net of expenses, continuing operations................          1,121           1,584
                                                                  ---------       ---------
       Net cash used in investing activities...............        (11,184)        (67,418)
                                                                  ---------       ---------

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                      NINE MONTHS ENDED
                                                                 ---------------------------
                                                                 JANUARY 27,     JANUARY 29,
                                                                     2001            2000
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from financing activities:
   Net (payments) proceeds on foreign credit line..........           (169)          1,286
   Net (increase) decrease in restricted cash..............         (3,637)         14,925
   Net (payments) borrowings on long-term obligations......         (3,351)         18,498
   Net borrowings under credit agreements..................         14,981           5,589
   Proceeds from the issue of long-term obligation, net
     of issuance cost......................................          1,343              14
   Cash overdraft, continuing operations...................          4,751           1,530
   Cash overdraft, discontinued operations.................            138              83
                                                                  ---------       ---------
     Net cash provided by financing activities.............         14,056          41,925
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............         (2,097)            663
                                                                  ---------       ---------
   Net increase (decrease) in cash and cash equivalents....          2,009         (21,937)
   Cash and cash equivalents, beginning of the period......          5,307          30,627
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $  7,316        $  8,690
                                                                  =========       =========


 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................       $  13,318       $  9,571
   Income taxes............................................           1,279          3,082
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $   4,139       $  3,930
   Leased asset additions..................................             198            190


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

    The Company operates on a 52 or 53 week fiscal year. The nine months ended January 27, 2001 and January 29, 2000 include the results of operations of the Company for 39 week and 40 week periods, respectively. The terms "fiscal 2001" and "fiscal 2000" refer to the Company's fiscal years ended April 28, 2001 and April 29, 2000, respectively.

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

NOTE 2 - INVENTORIES

    Inventories consisted of the following as of:


                                              JANUARY 27,      APRIL 29,
                                                 2001            2000
                                              -----------    -----------
                                              (Unaudited)      (Audited)
Raw materials...........................      $  31,986      $   25,354
Work-in-process.........................         21,644          19,862
Finished goods..........................          3,427           5,240
                                               ---------     -----------
   Total................................      $  57,057      $   50,456
                                              ==========     ===========


NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS

    On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of Vivirad-High Voltage Corporation ("Vivirad") pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, Vivirad, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller would receive in exchange for the stock of Holdings an aggregate purchase price of $2,281 comprised of $981 in cash and $1,300 in certain deferred payments. The deferred payments are represented by Promissory Notes of PHI in the aggregate amount of $1,300, with such notes due at various times. The Agreement also provides for the Seller to receive a contingent payment equal to $550 provided Vivirad achieves certain milestones, as defined in the agreement.

    On December 22, 1999, the Company acquired all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"), from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $29,061 in cash and Italian bank financing. The acquisition was completed on January 18, 2000. The purchase price is subject to

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)

an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. The Company filed for arbitration in Italy to settle this final purchase price adjustment. A settlement was consummated on March 7, 2001, see
Note 10.

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

    On July 2, 1999, Physical Electronics, Inc. and subsidiaries ("PHI"), a wholly owned subsidiary of the Company, acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and the shareholders of CE&A. Under the Agreement, the former shareholders of CE&A received in exchange for their stock an aggregate consideration of $38,624 in cash reduced by the amount of all debt of CE&A outstanding at the closing.

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


    The net purchase prices have been allocated as follows:


                                                    CE&A         ASI       VIVIRAD      TOTAL
                                                  ---------   ---------   ---------   ---------
Working capital, other than cash acquired......   $    836    $ 12,969    $     --    $ 13,805
Property, plant and equipment..................     15,737      37,352          --      53,089
Other assets (includes purchased in-process
   research and development)...................     10,014       2,924          --      12,938
Cost in excess of assets acquired..............     14,104         --        2,281      16,385
Other liabilities..............................     (2,690)    (29,043)         --     (31,733)
                                                  ---------   ---------   ---------   ---------
Purchase price, net of cash received...........   $ 38,001    $ 24,202    $  2,281    $ 64,484
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

    The following pro forma financial information illustrates the effects of the acquisitions of CE&A and ASI after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. The unaudited pro forma financial information for Vivirad for the nine months ended January 29, 2000 has not been presented because the effect of the transaction would not have been material to the results of operations of the Company. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $310,500 for the nine months ended January 29, 2000. Consolidated pro forma loss from continuing operations would have been $40,881 for the nine months ended January 29, 2000. Consolidated pro forma net loss applicable to common stockholders would have been $43,345 for the nine months ended January 29, 2000. Consolidated pro forma net loss from continuing operations per common share applicable to common shareholders would have been $41,687.90 for the nine months ended January 29, 2000. The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

SALE OF ACCOUNTS RECEIVABLE AND REFINANCED REVOLVING CREDIT FACILITY

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation, ("HV-FC"), a limited purpose subsidiary of the Company.

    On November 30, 2000, the Company simultaneously closed a Financing Agreement ("Financing Agreement") and Receivables Purchase Agreement ("Refinanced Receivables Purchase Agreement") for the purpose of refinancing the existing revolving credit facility ("Revolving Credit Facility") and Trade Receivables Purchase Facility ("Receivables Purchase Facility") as described below.

    The Financing Agreement provides for a $25,800 credit facility consisting of (i) a $5,000 revolving credit facility ("Refinanced Revolving Credit Facility") including a $5,000, sub-facility for the issuance of letters of credit; (ii) a $5,000, term loan ("Term Loan A"), and (iii) a $15,800 term loan ("Term Loan B"). The Financing Agreement generally provides for the full payment of principal at October 31, 2003 with the exception of $800 of Term Loan B which is due January 31, 2001. This amount has been subsequently paid. Availability under Refinanced Revolving Credit Facility Agreement is limited to the lesser of (i) 60% of eligible inventory and (ii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders. Availability under Term Loan A is limited to 70% of the appraised orderly liquidation value of the eligible machinery and equipment. Interest under the Refinanced Revolving Credit Facility and Term Loan A is computed and payable monthly at the greater of the lender's reference rate (9.0% at January 27, 2001) or 9.0% plus (i) 2.5% through November 30, 2001, (ii) 3.0% from December 1, 2001 through November 30, 2002 and (iii) 4.5% after November 30, 2002. Interest under the Term Loan B is computed and payable monthly at the greater of the lender's reference rate or 9.0% plus (i)3.25% through November 30, 2001, (ii) 3.75% from December 1, 2001 through November 30, 2002 and (iii) 5.25% after November 30, 2002. The Company is required to pay monthly in arrears an unused line fee of 0.5% of the available funds of the Refinanced Revolving Credit Facility. The Financing Agreement provides for liens on substantially all domestic property and assets of the Company. In connection with the above the Company's recorded an extraordinary loss of $530 to write off the deferred financing costs and prepayment penalties of the

Revolving Credit Facility and Receivables Purchase Facility. At January 27, 2001 $21,020 was outstanding under this Refinanced Revolving Credit Facility.

    The Company entered into the Refinanced Receivables Purchase Facility with HV-FC. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Refinanced Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $25,000. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receives an ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds are less than face value of accounts receivable sold. The Company's domestic operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. At January 27, 2001, $21,271 was utilized under the Refinanced Receivables Purchase Facility. The discount from the face value, which amounted to $1,805 at January 27, 2001, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 3 - ACQUISITIONS AND OTHER TRANSACTIONS (CONTINUED)

ADDITIONAL COMMON STOCK WARRANTS AND ADDITIONAL SHARES OF HVE COMMON STOCK

    On August 8, 1997, the Company issued common stock warrants. Each common stock warrant entitles the holder thereof to purchase .0025 shares of the Company's common stock at an exercise price of $.01 per .0025 shares subject, under certain circumstances, to adjustment or exchange for warrants to purchase shares of common stock of certain of the Company's subsidiaries. The common stock warrants are exercisable through August 15, 2005 and represent 6.6% of the Company's common stock on a fully diluted basis.

    Pursuant to the Warrant Agreement, if on August 15, 2000, neither a Qualified Subsidiary IPO has occurred nor the Company has effected an initial public offering of HVE Common Stock, the Company shall issue and sell to the then existing holders of Warrants, warrants for additional shares of HVE Common stock representing 1.25% of the HVE Common Stock on a fully-diluted basis.

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

REDEEMABLE PUT WARRANTS

    As of August 15, 2000 the Company has issued and issuable 79.6688 warrants to purchase shares of common stock at $.01 per share, subject to a dilution adjustment, as defined. For financial reporting purposes, the Company has assigned an estimated fair value of $2,900 to the warrants. The warrants expire on May 9, 2004. As of May 1, 2000, the holders of the warrants may "put" the warrants to the Company at amounts which are the greater of the then appraised value or by formula as defined in the agreement. The Company does not believe these matters will have a material change to its financial statements.

NOTE 4 - CONTINGENCIES

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

    In March 1998, Robicon Corporation and subsidiaries ("Robicon"), a subsidiary Of the Company, initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 4 - CONTINGENCIES (CONTINUED)

Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5,000. On November 29, 1999, the Pennsylvania district court granted Robicon's motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion. To date there has been no change on the status of the above litigation.

    In 1998, Robicon entered into a contract with a customer to supply a number of drives for installation in a municipal pumping station. Robicon in turn contracted with a supplier to supply the transformers for the drives. The supplier failed to deliver the transformers on a timely basis. Robicon's contract provided for liquidating damages of $3 per day from June 15, 2000 until delivery to the job-site. The transformer for the first unit was delivered on May 29, 2000, but the transformer was damaged in transit. Robicon is in the process of replacing the damaged transformer. A claim has been processed with Robicon's insurance carrier. Robicon believes that the customer is currently re-phasing the timing of the entire project and any liquidated damages, if assessed, would be immaterial.

    Robicon purchased transformers from a second supplier, which it incorporated into variable frequency drives "VFDs". Robicon has been advised by two of its customers that the transformers have failed. Robicon has conducted a review of all potentially effected transformers which were manufactured by this second supplier. The transformers were installed on a limited number of medium voltage VFDs shipped during a limited time period. Essentially all units in the field have been inspected and where necessary, retrofitted to correct the potential for any further problem. The supplier is cooperating in that effort, supplying parts at no cost and in some instances service personnel. Robicon has determined the costs to retrofit and service will not be material after insurance and supplier reimbursements. Robicon and the supplier have notified their product liability carriers, Robicon's management believes Robicon's losses will be covered by its own insurance. Robicon has also advised the supplier and its insurance carrier that Robicon is seeking reimbursement for all losses resulting from defects in the transformers for which its insurance carrier does not reimburse Robicon.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 4 - CONTINGENCIES (CONTINUED)

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

NOTE 5 - RESTRUCTURING CHARGES

    In fiscal 2000, the Company recorded various restructuring charges in the High Power Conversion Products segment for headcount reductions and a facility closing in connection with the acquisition of ASI along with severance relating to the reduction of some engineering and administrative headcount at Robicon. The Company also recorded restructuring charges in the Advanced Surface Analysis Instruments segment at PHI for severance costs.

    In the three month period ending January 27, 2001, Robicon recorded a charge for headcount reductions in connection with the final integration of its Industrial Power Rectifier acquisition and the merger of Ansaldo Ross Hill.

    In the three month period ending January 27, 2001, the Company recorded final restructuring charges at ASI in connection with the acquisition for additional costs for headcount reductions and certain moving expenses related to a facility in Italy

HIGH POWER CONVERSION PRODUCTS

    Restructuring charge for headcount reductions consisted of the following:

                                                               JANUARY 27,
                                                                  2001
                                                               -----------
Balance at April 29, 2000...................................   $     812
Restructuring accrual associated with the acquisition
 of ASI.....................................................       1,099
Provisions..................................................         144
Charges.....................................................      (1,862)
Effect of foreign currency translation......................          (5)
                                                               -----------
Balance at January 27, 2001.................................   $     188
                                                               ===========


    Restructuring charge for facility closing and move costs consisted of the following:

                                                                JANUARY 27,
                                                                   2001
                                                               -----------
Balance at April 29, 2000...................................   $   2,134
Restructuring accrual associated with the acquisition
 of ASI.....................................................         278
Charges.....................................................        (252)
Effect of foreign currency translation......................          27
                                                               -----------
Balance at January 27, 2001.................................   $   2,187
                                                               ===========


ADVANCED SURFACE ANALYSIS INSTRUMENTS

    Restructuring charge for headcount reductions consisted of the following:


                                                                JANUARY 27,
                                                                   2001
                                                               -----------
Balance at April 29, 2000...................................   $     863
Charges.....................................................        (686)
                                                               -----------
Balance at January 27, 2001.................................   $     177
                                                               ===========


              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 6 - SEGMENT DATA

    The Company operates in four industry segments. The Company's reportable segments are individual business units that offer different products and services. Each business unit has its own management team and manufacturing facilities and maintains its own independent market identity. The Company evaluates performance based on operating earnings of the respective business units. Information concerning operations in these businesses is as follows:


                                                                                 DEPRECIATION
                                          NET       OPERATING     IDENTIFIABLE       AND           CAPITAL
                                         SALES    INCOME (LOSS)      ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------  -------------   ------------   ------------    ------------
NINE MONTHS ENDED JANUARY 29, 2000

Restricted Subsidiary (Robicon)..      $ 54,032    $  (1,866)    $    49,360    $     1,445     $       695
Unrestricted Subsidiary (ASI)....        11,725       (1,284)        129,277            438              18
                                       ---------   ----------    ------------   ------------    ------------
High power Conversion products...        65,757       (3,150)        178,637          1,883             713

Advanced surface analysis
  instruments and services.......        50,505       (1,567)        116,109          5,828           5,740
Customized monitoring
  instrumentation ...............        44,625        4,177          45,882          1,875             259
Corporate and other .............         6,132       (4,004)          5,467            416              53
                                       ---------   ----------    ------------   ------------    ------------
  Consolidated (Unaudited).......      $167,019    $  (4,544)    $   346,095    $    10,002     $     6,765
                                       =========   ==========    ============    ===========    ============

NINE MONTHS ENDED JANUARY 27, 2001

Restricted Subsidiaries (Robicon)      $ 61,147    $  (2,130)    $    33,971     $    1,862       $   1,322
Unrestricted Subsidiaries (ASI)..       134,255          683         139,974          2,504           2,271
                                       ---------   ----------    ------------    -----------    ------------
High power conversion products...       195,402       (1,447)        173,945          4,366           3,593

Advanced surface analysis
  instruments and services.......        57,689       (2,924)         94,486          7,411           4,165
Customized monitoring
  instrumentation ...............        41,024        1,521          37,491          1,802             424
Corporate and other .............         5,735       (1,808)         58,696            633              65
                                       ---------   ----------    ------------    -----------    ------------
  Consolidated (Unaudited).......      $299,850    $  (4,658)    $   364,618     $   14,212       $   8,247
                                       =========   ==========    ============    ===========    ============


              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 6 - SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at January 27, 2001.

                                                       TOTAL                  ELIMINATION
                                                     RESTRICTED      ASI      ADJUSTMENTS    TOTAL
                                                     ----------   ---------   -----------  ---------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $   1,823    $  5,493     $     --    $  7,316
  Restricted cash..................................      7,578         120           --       7,698
  Accounts receivable, net.........................      9,174      69,407           --      78,581
  Inventories......................................     41,755      15,302           --      57,057
  Costs and earnings in excess of billings.........      3,333       3,912           --       7,245
  Prepaid expenses and other current assets........      5,639      10,375         (181)     15,833
                                                     ----------   ---------    ---------   ---------
    Total current assets...........................     69,302     104,609         (181)    173,730
PROPERTY, PLANT AND EQUIPMENT, NET.................     58,863      32,766           --      91,629
INVESTMENT IN JOINT VENTURE........................      2,662          --           --       2,662
ASSETS HELD FOR SALE...............................      2,539          --           --       2,539
NET ASSETS OF DISCONTINUED OPERATIONS..............      6,976          --           --       6,976
OTHER ASSETS, NET..................................     48,548       2,599           --      51,147
COST IN EXCESS OF NET ASSETS ACQUIRED..............     35,935          --           --      35,935
INTERCOMPANY ACCOUNTS, NET.........................     11,139       6,546      (17,685)         --
                                                     ----------   ---------    ---------   ---------
                                                     $ 235,964    $146,520     $(17,866)   $364,618
                                                     ==========   =========    =========   =========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $   3,506    $    119     $     --    $  3,625
  Foreign credit line..............................      1,639          --           --       1,639
  Accounts payable and accrued liabilities.........     52,535      80,729           --     133,264
  Billings in excess of costs......................      1,095       3,614           --       4,709
  Advance payments by customers....................     11,154      10,514           --      21,668
  Federal, foreign and state income taxes
    payable........................................      2,446       1,330           --       3,776
  Deferred income taxes............................      1,223         163         (181)      1,205
  Redeemable put warrants..........................      2,900          --           --       2,900
                                                     ----------   ---------    ---------   ---------
    Total current liabilities......................     76,498      96,469         (181)    172,786
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....    187,524      22,317           --     209,841
DEFERRED INCOME TAXES..............................      6,453          --           --       6,453
OTHER LIABILITIES..................................      7,662      22,447           --      30,109
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $47,299 AS OF JANUARY 27, 2001)....     43,991          --           --      43,991
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................    (86,164)      5,287      (17,685)    (98,562)
                                                     ----------   ---------    ---------   ---------
                                                     $ 235,964    $146,520     $(17,866)   $364,618
                                                     ==========   =========    =========   =========


              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 6 - SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the nine months ended January 27, 2001.

                                                        TOTAL                 ELIMINATION
                                                      RESTRICTED     ASI      ADJUSTMENTS     TOTAL
                                                      ----------  ---------   -----------   ---------
Net sales...........................................  $ 167,019   $134,255    $   (1,424)   $299,850
Cost of sales.......................................    121,432    116,785        (1,424)    236,793
                                                      ----------  ---------   -----------   ---------
    Gross profit....................................     45,587     17,470            --      63,057
Administrative and selling expenses.................     35,999     15,307            --      51,306
Research and development expenses...................     12,305      1,504            --      13,809
Restructuring charge................................        143          1            --         144
Other, net..........................................      2,481        (25)           --       2,456
                                                      ----------  ---------   -----------   ---------
    Loss income from operations.....................     (5,341)       683            --      (4,658)
Interest expense....................................     14,245      1,988            --      16,233
Interest income.....................................        246         --            --         246
                                                      ----------  ---------   -----------   ---------
    Loss from continuing operations before income
      taxes, discontinued operations and
      extraordinary item............................    (19,340)    (1,305)           --     (20,645)
Income (credit) taxes...............................       (686)     1,486            --         800
                                                      ----------  ---------   -----------   ---------
Loss before discontinued operations and
      extraordinary item............................  $ (18,654)   $(2,791)   $       --    $(21,445)
                                                      ==========  =========   ===========   =========

Supplemental Data:

    Depreciation and Amortization...................   $ 11,708    $ 2,504    $      --     $ 14,212
    Capital Expenditures............................      5,976      2,271           --        8,247

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

    In June 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company is currently evaluating the impact that FASB No. 133 will have on its financial reporting requirements.

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


NOTE 10 - SUBSEQUENT EVENTS

    On March 7, 2001, the Company closed the sale of substantially all the assets of its Anderson Interconnect, Inc. division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78,500 in cash subject to a Net Working Capital Adjustment, as defined in the asset Purchase Agreement dated February 2, 2001. As a result of this sale the Company's consolidated results of operations have been restated to reclassify the results of operations of Anderson to discontinued operations.

    The cash received by the Company in connection with the disposition of Anderson is subject to a covenant of the Senior Notes Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to make an acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or
(iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer (as defined under the Indenture). Unless the Company develops a plan for such proceeds in the interim, the Company will be required to commence an offer to repurchase the Senior Notes on September 3, 2001.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

    Pursuant to the sale of the assets of Anderson the Company is required to amend certain financial ratios of the Financing Agreement and the Refinanced Receivables Purchase Facility. However, there can be no assurances that an agreement will be reached and proceeds from the sale of the assets of Anderson won't be used to satisfy obligations under the respective agreements.

    On December 22, 1999, the Company acquired all the outstanding capital stock of ASI, from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement"). The purchase price was subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. On May 2, 2000, the Company filed for arbitration in Italy to settle this final purchase price adjustment. On March 7, 2001, the Company avoided arbitration and settled the outstanding dispute. Pursuant to the Settlement Agreement dated March 1, 2000, the Company received approximately $6,349 in cash and $409 of credits in connection with certain facilities and services. The Company agreed to pay approximately $2,080 for amounts owed related to the financing of certain receivables in connection with the acquisition.


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

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material intercompany transactions and balances. As used in this filing, the terms "fiscal 2001" and "fiscal 2000" refer to the Company's fiscal years ended April 28, 2001 and April 29, 2000, respectively. The Company operates on a 52 or 53 week fiscal year. The nine months ended January 27, 2001 and January 29, 2000 include the results of operations of the Company for 39 week and 40 week periods, respectively.

    The Company conducts its business in four industry segments. Those segments are High Power Conversion Products which include Robicon and ASI; Advanced Surface Analysis Instruments which include PHI and CE&A; Customized Monitoring Instrumentation, which include Maxima Technologies, Inc. and subsidiaries ("Maxima"); Corporate and other which includes High Voltage Engineering Europa, B.V. ("HVE Europa") and Vivirad, each of which has its own management team and manufacturing facilities and maintains its own independent market identity.

    As a result of the disposition by the Company of substantially all of the assets of the Anderson operating unit the Company's consolidated results have been restated to reclassify the results of such operations as discontinued operations.

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

ACQUISITION OF ANSALDO SISTEMI INDUSTRIALI S.p.A.

    On December 22, 1999, the Company acquired all the outstanding capital stock of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"), from Ansaldo Invest, S.p.A., an Italian corporation, which is the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $29.1 million in cash, and the refinancing of ASI's outstanding debt. The acquisition was completed on January 18, 2000. The purchase price was subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. On March 7, 2001, the Company settled the outstanding dispute. See Note 10 of the Notes to Consolidated Financial Statements.

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding capital stock of CE&A for an aggregate consideration of $38.6 million in cash reduced by the amount of all debt of CE&A outstanding at the closing.

CONSOLIDATED

    Net sales for the nine months ended January 27, 2001 were $299.9 million, which was a $132.8 million or 79.5% increase from the nine months ended January 29, 2000. The following discussion does not address the financial results of the nine months ended January 27, 2001 for Vivirad, which was acquired on June 2, 2000, because the results of operations for Vivirad were deemed immaterial. Excluding net sales of ASI, which was acquired on December 22, 1999, and CE&A, which was acquired on July 2, 2000, net sales increased $4.5 million, or 3.2%, during the nine months ended January 27, 2001. Net loss for the nine months ended January 27, 2001 increased $4.3 million to $20.4 million compared same period in fiscal 2000. The primary difference in the results of operation of the nine months ended January 27, 2001 as compared to the same period of fiscal 2000 were the addition of the operations of ASI and CE&A which were included for the full nine months of fiscal 2001, lower selling, general and administrative expenses, the absence of certain acquisition and restructuring related expenses, offset by lower margins and increases in research and development expenses as well as increased borrowing costs associated with acquisitions.


SEGMENT ANALYSIS:

THREE MONTHS ENDED JANUARY 27, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 29, 2000

    THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $60.7 million for third quarter of fiscal 2001 which was an increase of $31.7 million, or 109.4% from fiscal 2000. Excluding net sales from ASI, which was acquired on December 22, 1999, net sales for Robicon increased $3.8 million or 22.2% during the third quarter of fiscal 2001 as compared to the third quarter fiscal 2000. The increase was spread across multiple product lines with the strongest improvements in Heating and Regulating and Service. Order levels have been strong and backlog has increased $6.4 million or 14.4% to $50.7 million compared to backlog at April 29, 2000.

    Gross margin percentage on net sales at Robicon for the three months ended January 27, 2001 was 4.5% less than the same period in fiscal 2000. The decrease in margin can be attributed to continued margin pressure due to cost overruns in Power Control Systems contracts in a new application for Robicon, increased shipments of Medium Voltage water-cooled drives which have a lower margin contribution and margin erosion in the Low Voltage Drives product line due to a higher mix of low horsepower drives which historically provide lower margins.

    The segment's operating loss decreased $1.4 million to a loss of $0.2 million during the third quarter of fiscal 2001 as compared to an operating loss of $1.6 million in the same period in fiscal 2000. ASI was essentially break even for the third quarter of fiscal 2001. Excluding the operating income of ASI, operating loss for Robicon decreased $0.1 million during the third quarter of fiscal 2001 to a loss of $0.2 million as compared to operating loss of $0.3 million during the same period of fiscal 2000. The loss is primarily due to the decrease in the gross profit margin as described above.

    ASI reported net sales at $39.6 million for the third quarter of fiscal 2001, reflecting a strong performance from the Motor and Power Controls product lines, offset by slightly lower revenues from the Metals and Automation product lines. Motors and Low Voltage Drives have continued to reflect strong demand as net sales for Motors and Power Controls during the three months ended January 27, 2001 exceeded management's expectations. The Metals and Automation product lines net sales were off slightly due to seasonality factors and a lower number of contracts completed and invoiced during the three months ended January 27,2001.

    ASI operating income was essentially breakeven for the third quarter of fiscal 2001. The result reflected a reversal of bad debt reserve of $0.8 million at it U.S. operations due to better than anticipated cash collection on overdue customer accounts during the three months ended January 27, 2001, small losses incurred in Italy and Germany, offset by profits in all other units. The Italian loss, in line with expectations, reflected slightly adverse product mix and lower invoicing in the Metals and Automation product lines.

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

    THE ADVANCED SURFACE ANALYSIS INSTRUMENTS AND SERVICES SEGMENT reported net sales of $20.1 million for the third quarter of fiscal 2001 which was a decrease of $1.1 million, or 5.0% from the third quarter of fiscal 2000. Net sales of surface analysis instruments decreased $2.2 million during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 while net sales of analytical services increased $1.1 million during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

    Gross margin percentage on net sales of surface analysis instruments for the three months ended January 27, 2001 was 4.1% less than the same period in fiscal 2000. The decrease in margin can be attributed to an increase in shipments to Japan that has lower gross margins, the mix of systems sold and unfavorable variance adjustments incurred during an outsourcing transition during the three months ended January 27, 2001 compared to the third quarter of fiscal 2000.

    Segment operating loss increased $1.6 million to a loss of $1.3 million during the third quarter of fiscal 2001 compared to an operating income of $0.2 million during the third quarter of fiscal 2000. The operating loss is primarily due to a decrease in the gross margin percentage of surface analysis instruments. Also contributing to the operating loss for the segment is an increase in general and administrative expenses for marketing promotion and recruiting costs during the third quarter of fiscal 2001 compared to the same period in fiscal 2000.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $11.9 million for the third quarter of fiscal 2001 which is a decrease of $1.9 million as compared to the third quarter of fiscal 2000. The decrease in net sales is primarily a result of lost business from a large customer due to a planned model year changeover and reduced volume from a major heavy truck manufacturing company which combined resulted in decreased sales of $0.7 million during the three months ended January 27, 2001 as compared to the same period in fiscal 2000. In addition delays in the introduction of new products have also had a negative impact to net sales during the three months ended January 27, 2001. These factors plus the slowdown in our distribution markets coupled with forced price concessions from certain key accounts reflect the major cause for the sales decline.

    Gross margin percentage on net sales for the three months ended January 27, 2001 was 8.2% less than the same period in fiscal 2000. The decrease in margin can be attributed to volume shortfalls as noted above, price concessions and a negative mix shift. To offset the deterioration of gross margin Maxima announced a 5% price increase during the three months ended January 27, 2001.

    Operating income for the third quarter of fiscal 2001 decreased $0.9 million to $0.2 million compared to the third quarter of fiscal 2000. The decrease in operating income was partially offset by expense savings during the three months ended January 27, 2001 of $0.6 million compared to the same period in fiscal 2000 due to the efficiencies by combining the operations of Maxima-Juarez/El Paso with those of Maxima-Lancaster.

NINE MONTHS ENDED JANAURY 27, 2001 COMPARED TO THE NINE MONTHS ENDED JANAURY 29, 2000

    THE HIGH POWER CONVERSION PRODUCTS SEGMENT reported net sales of $195.4 million for the nine months ended January 27, 2001, which was an increase of $129.6 million or 197.2% from the nine months ended January 29, 2000. Excluding net sales from ASI, net sales for Robicon increased $7.1 million during the nine months ended January 27, 2001, as compared to the same period in fiscal 2000. The increase in net sales was due to an increase in revenue from the power control systems product line. Order levels have been strong and backlog has increased $6.4 million or 14.4% to $50.7 million compared to backlog at April 29, 2000.

    Operating loss decreased by $1.7 million to a loss of $1.4 million during the nine months ended January 27, 2001 as compared to an operating loss of $3.1 million for the same period in fiscal 2000. Excluding the operating income from ASI of $0.7 million which includes a reversal of bad debt reserve of $1.0 million at it U.S. operations due to better than anticipated cash collection on overdue customer accounts, operating loss increased $0.3 million to a loss of $2.1 million during the nine months ended January 27, 2001 as compared to the same period in fiscal 2000. This increase in operating loss was primarily due to $1.5 million cost overrun on a Power Control Systems contract, lower medium voltage margins due to price erosion on orders taken in the prior fiscal year and margin erosion in the low voltage drives product line due to a higher mix of low horsepower drives which historically provide lower margins offset by a non-recurring fiscal 2000 restructuring charge of $1.4 million and lower service expense.

THE ADVANCED SURFACE ANALYSIS INSTRUMENTS SEGMENT reported net sales of $57.7 million for the nine months ended January 27, 2001, which was an increase of $7.2 million as compared to the nine months ended January 29, 2000. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales increased $1.4 million or 3.7% during the nine months ended January 27, 2001, as compared to the same period in fiscal 2000. The increase was the result of shipping one additional systems during the nine months ended January 27, 2001 as compared to the same period in fiscal 2000.


    Operating loss increased $1.4 million to $2.9 million for the nine months ended January 27, 2001 compared to the same period in fiscal 2000. Excluding the operating income of CE&A of $0.5 million for the nine months ended January 27, 2001 and the operating losses of $0.4 million in fiscal 2000, which included a charge of $1.6 million to write off purchased in-process research and development, which was valued in accordance with purchase accounting procedures, operating loss increased $2.3 million. This increase in operating loss was the result of reduced gross profit due to a shift to ESCA systems which have lower margins in addition to higher manufacturing variances in the amount of $0.7 million during the nine months ended January 27, 2001 also contributed to the increase in the operating loss.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $41.0 million for the nine months ended January 27, 2001, which was a decrease of $3.6 million, or 8.1%, from the nine months ended January 29, 2000. The reduction in this segment was primarily a result of lost business from a large customer due to a planned model year changeover and reduced volume from a major heavy truck manufacturing company that was placed on credit hold. The total value of lost sales to these two customers amounts to $1.7 million for the nine months ended January 27, 2001 as compared to the same period in fiscal 2000. These factors plus the slowdown in our distribution markets coupled with delays in the introduction of new products have contributed to the sales decline. Gross margin declined $4.4 million, due to a decrease in the gross margin percentage 8.4% during the nine months ended January 27, 2001 as compared to the same period in fiscal 2000. The decrease in gross margin is a result of higher warranty cost on some discontinued Stewart Warner brand products and a shift towards lower margin products. Operating income decreased $2.7 million to $1.5 million during the nine months ended January 27, 2001 as compared to the nine months ended January 29, 2000. The decrease in operating income was attributable to lower gross margin and was partially offset by expense savings during the nine months ended January 27, 2001 of $1.9 million compared to the same period in fiscal 2000 due to the efficiencies by combining the operations of Maxima-Juarez/El Paso with those of Maxima-Lancaster.

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

    On March 7, 2001, the Company closed the sale of substantially all the assets of its Anderson Interconnect, Inc. division and all the capital stock of Anderson

Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78.5 million in cash subject to a Net Working Capital Adjustment, as defined in the Asset Purchase Agreement dated February 2, 2001. The cash received by the Company in connection with the disposition of Anderson is subject to a covenant of the Senior Notes Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to make an acquisitions, capital expenditures, or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or (iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer (as defined under the Indenture). Unless the Company develops a plan for such proceeds in the interim, the Company will be required to commence an offer to repurchase the Senior Notes on September 3, 2001.

    Pursuant to the sale of the assets of Anderson the Company is required to amend certain financial ratios of the Financing Agreement and the Refinanced Receivables Purchase Facility. However, there can be no assurances that an agreement will be reached and proceeds from the sale of the assets of Anderson won't be used to satisfy obligations under the respective agreements.

    On December 22, 1999, the Company acquired all the outstanding capital stock of ASI, from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement"). The purchase price was subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. On May 2, 2000, the Company filed for arbitration in Italy to settle this final purchase price adjustment. On March 7, 2001, the Company avoided arbitration and settled the outstanding dispute. Pursuant to the Settlement Agreement dated March 1, 2000, the Company received approximately $6.3 million in cash and $0.4 million of credits in connection with certain facilities and services. The Company agreed to pay approximately $2.0 million for amounts owed related to the financing of certain receivables in connection with the acquisition.

    On November 30, 2000, the Company simultaneously closed a Financing Agreement ("Financing Agreement") and Receivables Purchase Agreement ("Refinanced Receivables Purchase Agreement") for the purpose of refinancing the existing revolving credit facility ("Revolving Credit Facility") and Trade Receivables Purchase Facility ("Receivables Purchase Facility") as described below.

    The Financing Agreement provides for a $25.8 million credit facility consisting of (i) a $5.0 million revolving credit facility ("Refinanced Revolving Credit Facility") including a $5.0 million, sub-facility for the issuance of letters of credit; (ii) a $5.0 million, term loan ("Term Loan A"), and (iii) a $15.8 million term loan ("Term Loan B"). The Financing Agreement generally provides for the full payment of principal at October 31, 2003 with the exception of $0.8 million of Term Loan B which is due January 31, 2001. This amount has been subsequently paid. Availability under Refinanced Revolving Credit Facility Agreement is limited to the lesser of
(i) 60% of eligible inventory and (ii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders. Availability under Term Loan A is limited to 70% of the appraised orderly liquidation value of the eligible machinery and equipment. Interest under the Refinanced Revolving Credit Facility and Term Loan A is computed and payable monthly at the greater of the lender's reference rate (9.0% at January 27, 2001) or 9.0% plus (i) 2.5% through November 30, 2001, (ii) 3.0% from December 1, 2001 through November 30, 2002 and

(iii) 4.5% after November 30, 2002. Interest under the Term Loan B is computed and payable monthly at the greater of the lender's reference rate or 9.0% plus (i)3.25% through November 30, 2001, (ii) 3.75% from December 1, 2001 through November 30, 2002 and (iii) 5.25% after November 30, 2002. The Company is required to pay monthly in arrears an unused line fee of 0.5% of the available funds of the Refinanced Revolving Credit Facility. The Financing Agreement provides for liens on substantially all domestic property and assets of the Company. In connection with the above the Company's recorded an extraordinary loss of $0.5 million to write off the deferred financing costs and prepayment penalties of the Revolving Credit Facility and Receivables Purchase Facility. At January 27, 2001 $21.0 million, was outstanding under this Refinanced Revolving Credit Facility.

    The Company entered into the Refinanced Receivables Purchase Facility with HV-FC, a limited purpose subsidiary of the Company. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Refinanced Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $25.0 million. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receive ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds are less than face value of accounts receivable sold. The Company's domestic operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. At January 27, 2001, $21.3 million was utilized under the Refinanced Receivables Purchase Facility. The discount from the face value, which amounted to $1.8 million at January 27, 2001, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations.

    Through November 30, 2000 the Company maintained a $25.0 million revolving credit facility (the "Revolving Credit Facility") which was primarily maintained to fund the Company's working capital requirements and had a $10.0 million sub-limit for the issuance of standby letters of credit.

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with HV-FC, on November 30, 2000 this facility was refinanced.

    The Financing Agreement and Refinanced Receivables Purchase Facility contain restricted provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material assets and other matters.

    As of January 27, 2001, the Company had total indebtedness (including redeemable put warrants) of $218.0 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $47.3 million.

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

    As of January 27, 2001, the Company had outstanding and issuable redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right, as of May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company does not anticipate any significant principal payment obligations under any of its outstanding indebtedness prior to maturity of the Financing Agreement except as may be required under the indenture with respect to the Asset Proceeds from the sales of Anderson .

    The Company's working capital was $0.9 million and $6.0 million at January 27, 2001 and April 29, 2000, respectively. The Company's cash flows used in continuing operations were $2.9 million during the nine months ended January 27, 2001, as compared to cash provided of $0.2 million for the same period in fiscal 2000.

    The Company invested $8.3 million in capital expenditures during the nine months ended January 27, 2001, including facility improvements at CE&A and Robicon.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities.

    In June 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", to defer for one year the effective date of implementation of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company is currently evaluating the impact that FASB No. 133 will have on its financial reporting requirements.

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

    In March 1998, Robicon initiated litigation against Toshiba in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. On November 29, 1999, the Pennsylvania district court granted Robicon's motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion.

    In 1998, Robicon entered into a contract with a customer to supply a number of drives for installation in a municipal pumping station. Robicon in turn contracted with a supplier to supply the transformers for the drives. The supplier failed to deliver the transformers on a timely basis. Robicon's contract provided for liquidating damages of $3,000 per day from June 15, 2000 until delivery to the jobsite. The transformer for the first unit was delivered to the jobsite on May 29, 2000, but the transformer was damaged in transit. Robicon is in the process of replacing the damaged transformer. A claim has been processed with Robicon's insurance carrier. Robicon believes that the customer is currently re-phasing the timing of the entire project and any liquidated damages, if assessed, would be immaterial.

    Robicon purchased transformers from a second supplier, which it incorporated into variable frequency drives "VFDs". Robicon has been advised by two of its customers that the transformers have failed. Robicon has conducted a review of all potentially effected transformers which were manufactured by this second supplier. The transformers were installed on a limited number of medium voltage VFDs shipped during a limited time period. Essentially all units in the field have been inspected and where necessary, retrofitted to correct the potential for any further problem. The supplier is cooperating in that effort, supplying parts at no cost and in some instances service personnel. Robicon has determined the costs to retrofit and service will not be material after insurance and supplier reimbursements. Robicon and the supplier have notified their product liability carriers, Robicon's management believes Robicon's losses will be covered by its own insurance. Robicon has also advised the supplier that Robicon is seeking reimbursement for all losses resulting from defects in the transformers for which its insurance carrier does not reimburse Robicon.

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

(a) Exhibits -- None

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

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated:    March 13, 2001             By: /s/ Joseph W. McHugh, Jr.
                                         -------------------------------------
                                         Joseph W. McHugh, Jr.
                                         Chief Financial Officer and Principal
                                         Accounting Officer