Form 10-K
period 2001-04-28
HIGH VOLTAGE ENGINEERING CORP
filed 2001-08-02
CIK 47395

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

                    FOR THE FISCAL YEAR ENDED APRIL 28, 2001
                                       OR

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

                              (1) Yes /X/  No / /

                              (2) Yes / /  No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 2, 2001 was 1082.7429.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

Item 1.                 Business....................................................      1
Item 2.                 Properties..................................................     13
Item 3.                 Legal Proceedings...........................................     13
Item 4.                 Submission of Matters to a Vote of Security Holders.........     14

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     14
Item 6.                 Selected Historical Consolidated Financial Data.............     15
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     19
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     26
Item 8.                 Financial Statements and Supplementary Data.................     27
Item 9.                 Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure....................................     27

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     28
Item 11.                Executive Compensation......................................     29
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     32
Item 13.                Certain Relationships and Related Transactions..............     33

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K....................................................     34

                                    PART I.

ITEM 1.--BUSINESS

COMPANY OVERVIEW

    High Voltage Engineering Corporation (the "Company") owns and operates a diversified group of three industrial and technology based manufacturing business segments. The Company was incorporated in Massachusetts in 1946 by Robert J. van de Graaff, a Massachusetts Institute of Technology professor of nuclear physics. In the 1970s, the Company began acquiring industrial manufacturing businesses. In 1988, the Company was acquired by Letitia Corporation, which is beneficially owned primarily by Clifford Press, Chairman of the Board, President and a Director of the Company, and Laurence S. Levy, a Director of the Company, and certain of their affiliates and family members. Russell L. Shade, Jr., an Officer and Director of the Company, is the beneficiary of an incentive conpensation plan pursuant to which he is entitled to receive Shadow Stock Units, as defined. Such units represent the right to receive an amount of cash equal to the market value of Letitia Common Stock. As of April 28, 2001, the Shadow Stock Units would represent 6.6% of the outstanding value of Letitia Common Stock upon vesting. Since the Company's acquisition by Letitia Corporation, the Company has disposed of fifteen non-core businesses and has made ten acquisitions.

    The Company's businesses focus on designing and manufacturing high quality, applications engineered products which are designed to address specific customer needs. The Company's products are sold to a broad range of domestic and foreign Original Equipment Manufacturers (OEMs) and end-users in a variety of industries including process automation, metal and steel, water and wastewater treatment, petrochemicals, pulp and paper, marine and cable, semiconductor fabrication, chemicals, construction, agriculture, materials handling, and for scientific and educational research. The diversified nature of the products sold and end-markets served by the Company's businesses reduce the effect on the Company of operating performance fluctuations in any single operating unit arising from cyclical downturns within individual industries and end-markets. As used in this filing, the terms "fiscal 2001", "fiscal 2000", "fiscal 1999", "fiscal 1998" and "fiscal 1997" refer to the Company's fiscal years ended April 28, 2001, April 29, 2000, April 24, 1999, April 25, 1998, and April 26, 1997,
respectively. The Company operates on a 52 or 53 week fiscal year. Fiscal 2001 and fiscal 2000 includes the results of operations of the Company for 52 and 53 week period, respectively. Fiscal 1999, fiscal 1998, and fiscal 1997 include the results of operations of the Company for 52 week periods.

BUSINESS SEGMENT INFORMATION

    The Company's products and services are divided into three segments:
Industrial Power Control, which includes Ansaldo Sistemi Industriali, S.p.A. and subsidiaries ("ASI"), Robicon Corporation and subsidiaries ("Robicon"), together operated as "ASIRobicon," Advanced Surface Analysis, which includes Physical Electronics, Inc. and subsidiaries ("PHI") and High Voltage Engineering Europa, B.V. ("HVE Europa"), combined now know as "Phymetrics," Customized Monitoring Instrumentation, which includes Maxima Technologies, Inc. and subsidiaries ("Maxima") and Corporate. The principal products and services offered by the Company in the three industry segments are described in detail below (see "The Operating Units"). Financial information concerning the Company's industry segments is summarized in Note S to the Consolidated Financial Statements included in Item 8, herein.

THE OPERATING UNITS

ASIROBICON

    During the year, the Company made further progress in the integration of ASI and Robicon. This integration involved restructuring of certain facilities as well as the development of a core management team, restructuring of the group's product range, development of a sales and distribution channel strategy, and implementation of a group service and spare parts strategy.

ANSALDO SISTEMI INDUSTRIALI, S.P.A.

    On December 22, 1999, the Company acquired all the outstanding capital stock of ASI, from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $23.4 million in cash and debt. The purchase price was subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. On May 2, 2000, the Company filed for arbitration in Italy to settle this final purchase price adjustment. On March 1, 2001, the Company settled the outstanding dispute in advance of arbitration. Pursuant to the Settlement Agreement, the Company received approximately $6.2 million in cash and $0.4 million of credits in connection with certain facilities and services. The Company agreed to pay approximately $2.1 million for amounts owed related to the financing of certain receivables in connection with the acquisition.

    ASI established itself in the electromechanical field in 1853 and is one of the world-wide leading manufacturers of electrical and automation systems, power electronics, motors and generators for various applications and industrial sectors, such as iron and steel, non-ferrous metals, pulp and paper, rubber and plastics, power generation, cement, marine and offshore, chemical and petrochemical, cable transport, glass, textile, food and water treatment. ASI headquarters are located in Milan, Italy with additional operations in Genoa, Montebello, Brendola (Vicenza), Monfalcone and Trieste, Italy.

    For fiscal 2001, ASI's net sales amounted to $178.3 million, which represented 42.8% of the Company's consolidated net sales for such period.

    During fiscal 2001, a restructuring process was completed, resulting in the sale of Hill Graham Control's systems business located in Chesterfield, England, the consolidation of the two operating facilities in France, and complete restructuring of the Ansaldo Ross Hill subsidiary. The Ansaldo Ross Hill restructuring involved transfer of Drives manufacturing to Robicon in Pittsburgh, Pennsylvania and the conversion of the remaining manufacturing plant in Houston to a sales and services office. Further headcount rationalization was carried out of the company's factories in Italy resulting in a total headcount reduction of 150 employees in Italy in order in improve efficiency and reduce costs.

PRODUCTS

    ASI power converters offer advanced technology, versatility, reliability and ease of use with high technology power modules, standardization and unified control systems. ASI power electronics are used in many applications such as pumps, fans, compressors, mixers, extruders, mills, and cranes in many industrial sectors. Power electronics products include AC/AC inverters, AC/DC converters, special converters, excitation systems and static reactive power compensators.

    The product power range comprises:

    - DC converters from 25A up to 20,000A

    - AC converters from 1kVA up to 30 MW

    - Cyclo converters for AC motors up to 30 MW

    - Reactive power static compensators up to 200 MVAR, 36 kV

    - High current AC/DC for arc furnaces up to 300 kA

    - Static excitation systems for synchronous machines from 10 A up to 6,000 A

    - Special converters, DC feeders

    ASI supplies turn-key electrical and automation systems for manufacturing industries, especially those requiring advanced real time control technologies, where ASI's capabilities are internationally recognized. ASI is capable of assuming complete project responsibility, starting from basic design up to the system tuning, which satisfies customer demand for requiring a unified interface and reduces engineering, purchasing and plant maintenance costs. ASI provides power distribution, coordinated drives, process automation, mathematical models and production management facilities. Computer simulation tools are used for the in-house tests of the complete systems with the aim of minimizing commissioning time. ARTICS (Ansaldo Real Time Integrated Control System) automation system is an open architecture VME-based system designed to meet the requirements of sophisticated real time applications. One advantage of ASI's products is the capability to integrate most brands of industry standard programmable logic controllers ("PLC's"). This is especially useful in plants with a current installed base of PLC's or in revamp projects. The ASI process knowledge, based on hundreds of applications already supplied, is implemented in software packages including:

    - level 1--basic automation

    - level 2--process control optimization

    - level 3--plant supervision and production management

ASI drives are fully integrated into the control system allowing set-up, monitoring and diagnostics from a central room.

    In the sector of motors and generators, ASI's production range includes machines with a variety of mounting arrangements, degrees of protection, and cooling types. Based on a long-term manufacturing and service experience in both standard and specific custom applications, ASI motors and generators incorporate modern design and technology. A flexible modular design structure using progressive computer engineering methods, allows appropriate selection of constant and variable speed rotating machinery for diverse and sophisticated applications. Motors and generators produced by ASI meet all acknowledged standards: IEC, National Standards harmonized by CENELEC (BSI, VDI, etc.), NEMA (electromagnetic performance only), and industry specific standards (API, AISE, etc.).

    Production range includes:

    - High voltage, constant speed squirrel cage and wound rotor induction motors and generators from 150kW to 21,000kW

    - High voltage, constant speed synchronous motors and generators from 500kVA up to 40,000kVA

    - DC motors and generators from 2kW up to 5,000kW at 400rpm

    - Variable speed induction and synchronous motors

    - High speed and low speed large power induction and synchronous motors

    - Low voltage AC machines for vector control inverters completely interchangeable with DC machines

MARKETS AND CUSTOMERS

    ASI markets and sells adjustable speed AC and DC drives ("ASD's"), motors and generators, and specialty power converters primarily in Europe and the Middle East with an expanding presence in North America. Electrical and automation systems are sold worldwide with significant sales in Europe, Asia and the Middle East.

    The metals industry represents over 60% of the global market for ASI's electrical and automation systems. Steel processing can be broken down into two segments: "primary" applications for blast furnaces, melt shop and continuous casting and "secondary" applications for hot and cold rolling mills, tube mills and finishing lines. In addition to metals, ASI provides comprehensive solutions for the production and finishing of paper and paper products including converting. ASI's electrical and automation systems customers include Danieli, SMS, Thyssen Krupp Stahl, Valmet, Voest-Alpine, IPSCO Steel, Sollac, Pechiney, China Steel, Burgo Group and the Lucchese group.

    Major industrial markets for ASD's and motors and generators include oil and gas extraction, transportation and storage, power generation and load management, cement, marine including main propulsion and auxiliaries, chemical and petro-chemical, and cable transport including cable lifts and funicular railways. In many cases ASI bundles ASD's, motors and auxiliary electrical equipment to provide comprehensive process solutions. Industrial market customers include Sulzer Turbo, Italcementi, Pirelli, Suncor, Snamprogetti, Enel, British Gas, Duke Power, Schlumberger and Hyundai.

    The market for specialty power converters includes DC arc furnaces for iron and steel making, traction and railway power distribution, static excitation systems for synchronous motors and generators, static VAR compensators for power quality management and cyclo-converters for large AC machines. In the metals industry specialty power converters and static VAR compensators are often bundled as part of an integrated solution. Specialty power conversion customers include Clecim, Mannesmann-Demag, SNCF, Dalmine and Ansaldo Transporti.

SALES AND MARKETING

    ASI products are sold through a direct sales force and by independent representatives worldwide. In addition, ASI operates through its subsidiaries and certain affiliates: Ansaldo Loire Automation, based in Roche-La-Moliere, France, operating in the sector of industrial systems with special focus on the sector of iron and steel; Ansaldo Industrial Systems, based in Dusseldorf, Germany operating in the sector of industrial systems and components; and Hill Graham Controls, based in High Wycombe, England operating in the sector of industrial components. In US markets, ASI sells its products through Robicon located in New Kensington, Pennsylvania.

    ASI also has equity investments in two companies in the same sector located in Russia (Ansaldo VEI), and India (Kirloskar Ansaldo Industrial Systems), and representative offices in Cairo, Egypt, Bangkok, Thailand and Beijing, China. Technical assistance, warranty and support are provided by a large network of service centers worldwide.

COMPETITION

    Within the metals and motors markets increased competition is evident, especially in countries where low production costs and growing supply are combined to improve technological capabilities. In addition, many international groups are rationalizing their production and commercial synergies, thus increasing their competitiveness. Siemens, ABB, Alstom and GE are regarded as ASI's principal competitors.

ROBICON

    Robicon is a leading designer and manufacturer of high power conversion products, which are used to regulate electric power, reduce energy costs and improve process control in a wide variety of industrial applications. Products include variable frequency drives ("VFDs") for large electric motors and power control systems for other applications. These products are used in process automation, water and wastewater treatment, oil and gas extraction and transportation, petrochemical processing, silicon processing, glass manufacturing, cement production and other general industrial applications. In general, Robicon's products are designed to provide engineered solutions to specific customer requirements by utilizing a combination of standard product platforms and options, with customized features. Robicon's growth strategy is to increase sales of existing product lines through focused global penetration of existing markets, entrance into selected new end markets, and to add new products and services complementary to its existing product lines. The Company believes that Robicon is able to differentiate itself from its competitors through the use of proprietary technology, innovative product development, superior customer service, and the ability to offer applications-engineered solutions based on standard platforms. Robicon's headquarters and primary manufacturing facility are located in New Kensington, Pennsylvania. For fiscal 2001, Robicon had net sales of $86.0 million, which represented 20.6% of the Company's consolidated net sales for such period.

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

    Historically, Robicon primarily manufactured low voltage (480 volts) VFDs for small and medium size electric motors (20 to 1,500 horsepower) for use in industrial applications such as commercial building climate control, incinerators and water and wastewater treatment plants, and in other general industrial uses. In 1995, Robicon introduced the Perfect Harmony-TM- series of medium voltage (2,300 to 7,200 volts) VFDs for large electric motors (400 to 20,000 horsepower).

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

    SALES AND MARKETING

    Robicon's VFDs and power control systems are sold through Robicon's direct sales force, ASI's sales channels and by independent manufacturers' representatives. Robicon targets large industrial users in select markets and segments and applications engineers in both industrial and commercial projects. Bids for large municipal VFD contracts are typically conducted through a "request for proposal" process and handled by Robicon's independent manufacturers' representatives. Robicon also has a brand label agreement to supply medium voltage VFDs to GE. In addition to direct sales efforts in the United States, Robicon has sales offices in Edmonton, Alberta; Shanghai, China, and London, England.

    COMPETITION

    Robicon's principal competitors in the VFD market are Rockwell Automation and ABB. Other competitors include divisions of multinational corporations such as Eaton, Toshiba and Siemens. Robicon's major competitors in the power control systems market include multinational corporations such as ABB and Siemens, and several niche engineering firms. As with VFDs, power systems are often produced by divisions of large multinational corporations that may offer a broader product range than that of Robicon.

PHYMETRICS

    The Company has grouped PHI and HVE Europa into the Advanced Surface Analysis segment. This segment has two main components: equipment and analytical services. The equipment part of this segment consists of PHI, HVE Europa and Vivirad-High Voltage Corporation ("VHV") a subsidiary of PHI which was purchased on June 2, 2000. Analytical services consists of Charles Evans & Associates ("CE&A"), another subsidiary of PHI purchased on July 2, 1999. As a result of the immaterial effect on the consolidated financial statements of the Company in fiscal 2001 and the similarities in operation, the results of operations for VHV have been included with the results of operations of HVE Europa for discussion and presentation purposes.

    On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of Vivirad pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, VHV, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller would receive in exchange for the stock of Holdings an aggregate purchase price of $2.3 million comprised of $1.0 million in cash and $1.3 million in certain deferred payments. The deferred payments were represented by Promissory Notes of PHI in the aggregate amount of $1.3 million with such notes due at various times.

    PHI is a leading designer and manufacturer of advanced surface analysis instruments and components used to determine the elemental and/or chemical composition of materials found on or near the surface of a sample. Advanced surface analysis instruments are used in commercial applications in central support laboratories and at or near the production line in the semiconductor fabrication, computer peripherals, chemicals, aerospace, metals, polymers, automotive and biomaterials industries, among others, for product and process development, process control, defect review and failure analysis, and for other applications. Surface analysis instruments are also used for materials science research by universities and government institutions. PHI is also a leading supplier of ultrahigh vacuum ion pumps and controls required for the production of clean vacuums used for commercial products and scientific applications. PHI's headquarters are located in Eden Prairie, Minnesota.

    HVE Europa is a leading designer and manufacturer of particle accelerator systems used in scientific, educational and industrial research. HVE Europa's products are used primarily for materials science, semiconductor research and carbon dating. HVE Europa's headquarters are located in Amersfoort, The Netherlands. In addition to its core research markets, HVE Europa supplies ion accelerator subsystems to a major equipment supplier in the high energy ion implantation market that supplies complete systems to leading semiconductor manufacturers.

    For fiscal 2001, Phymetrics and its subsidiaries had net sales of $96.3 million, which represented 23.1% of the Company's consolidated net sales for such period.

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

    PHI's TOF-SIMS surface analysis instruments direct short, intermittent bursts of charged atoms ("ions") onto a sample, which causes other ions to be emitted from the sample surface. These emitted ions traverse a long flight path, with the time required for an ion to reach the analyzer (the "time of flight") being directly related to its mass. Because the mass of such ions is unique to the material from which they were emitted, it may be measured to identify the elements or molecules present. The "time of flight" method of determining the mass of the emitted ions is highly precise and can be used to accurately identify both the elemental and chemical composition of a surface.

    PHI's Dynamic SIMS surface analysis instruments direct a highly focused continuous beam of ions onto a sample, which causes other ions to be emitted from the sample surface. Because the mass of such ions is unique to the material from which they were emitted, it may be measured to identify the elements present. In general, Dynamic SIMS is used to examine inorganic samples.

    CE&A's principal services in commercial analytical techniques use beams of ions, electrons or x-rays to probe the surface and micro-regions of high-technology materials in order to provide information on composition and chemistry.

    HVE Europa's products include ion accelerator systems, research ion implanters, accelerator mass spectrometer systems and component parts such as accelerator tubes. In a particle accelerator, ions are accelerated to a high velocity under the influence of a strong electrical field and then fired into the material to modify its properties and/or analyze its structure. Accelerator mass spectrometer systems are specialized ion accelerator systems for which uses include carbon dating in the fields of archeology, oceanography and geosciences.

    MARKETS AND CUSTOMERS

    PHI markets and sells its surface analysis instruments worldwide, with Japan and North America representing its two largest markets.

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

    CE&A's services are used in industrial markets where there is a high value-added in a high-technology product. Customers are typically industrial engineers or scientists. CE&A's services are used primarily by the following industries: semiconductors (manufacturers of integrated circuits and their suppliers of capital equipment and materials), optoelectronics, data storage and biomedical devices. These services are used by customers in their research and development, manufacturing yield improvements and failure analysis, and in technical sales of their products. CE&A supports a "one-stop" world wide analytical service business, through its California and Minnesota operations, and through a U.S., European and Pacific rim network of affiliates known as the Evans Analytical Group.

    HVE Europa's products are been sold for various applications in materials science, including semiconductor research. Other applications include ratio spectrometry in archaeology, oceanography, geosciences, materials science and biochemistry. Accelerator mass spectrometer systems are used by universities and research institutes for carbon dating in the fields of archaeology, oceanography and geosciences. The demand for particle accelerator systems has historically been tied to the construction of new or expanded research facilities, which for educational institutions is mainly dependent upon grants and fund raising.

    SALES AND MARKETING

    PHI markets its products domestically and internationally on the basis of product performance and quality, availability and quality of after-sales support and industry reputation in the manufacture of advanced surface analysis instruments.

    PHI's experienced and technically oriented sales force is organized geographically and consists of teams responsible for North America, Japan, the Pacific Rim region and Europe. Technical service personnel (most of whom are scientists and engineers) are decentralized within each region and strategically situated in close proximity to major customers. PHI presently has a 50% interest in a joint venture with ULVAC, a Japanese company, which resells and services PHI's surface analysis instruments in the Japanese market. This joint venture (ULVAC-PHI) has enabled PHI to successfully sell products into Japan, currently one of the top two markets for advanced surface analysis instruments. In addition, PHI provides surface analysis services on a contract basis in its analytical laboratories located in the United States and Japan. Such services often serve as an effective means of demonstrating the capabilities of PHI's surface analysis instruments to customers who may then consider purchasing an instrument.

    CE&A's services are sold worldwide, primarily through contacts initiated by scientific/technical personnel, rather than through a separate direct sales force. Due to the complex nature of technical problems clients want addressed, frequent and extensive interaction is required between CE&A and its customers. CE&A presents technical papers at, and participates in, scientific conferences, advertises in scientific periodicals and distributes product literature and information on new developments to its existing and potential new customers.

    HVE Europa's products are sold worldwide by its direct sales force. Due to the complex, custom-built nature of HVE Europa's particle accelerators, frequent and extensive interaction is required between HVE Europa and the customer. HVE Europa presents technical papers at, and participates in, scientific conferences, advertises in scientific periodicals and distributes product literature and information on new developments to its existing and potential new customers.

    COMPETITION

    Competition in the surface analysis market is highly concentrated. The only broad line competitor in the markets served by PHI's products is VG Scientific (Thermo Electron). In Auger, PHI's primary competitors are VG Scientific and JEOL (Nihon Densi). In ESCA, PHI's primary competitors are Kratos Analytical (Shimadzu) and VG Scientific. In TOF-SIMS, PHI's primary competitor is ION-TOF. In Dynamic SIMS, PHI's primary competitor is Cameca.

    Competition in HVE Europa's market is highly concentrated. HVE Europa's sales in the particle accelerator market are often bid competitively against National Electrostatics Corporation, a privately held U.S. manufacturer.

MAXIMA TECHNOLOGIES

    The Company believes that Maxima Technologies is a leading designer, manufacturer and supplier of electronic controls, monitoring systems and accessories for the off-highway vehicle, industrial, specialty vehicle and on-highway (truck & bus) markets, as well as the heavy-duty and automotive retail aftermarket.

    Maxima's products include electronic control units (ECUs), instrument controllers, vehicle and battery-related monitoring systems, Smart-Registered Trademark- instrument-Registered Trademark- products with engine shut-down features, analog and digital instrument clusters, displays and conventional instruments, fuel/temperature/pressure and specialty gauges, tachometers and speedometers, voltmeters and ammeters, hourmeters, pyrometers and thermocouples, fuel/temperature/pressure senders, electronic fuel sensors (IntelliSensor-Registered Trademark-), speed sensors, switches, flashers and relays, steering column modules, vehicle accessories and custom-engineered products. Markets served include the off-highway, industrial (in-plant equipment), engine-powered equipment, on-highway (truck & bus), specialty vehicle and motorcycle, marine, power turf equipment, emergency vehicle, and recreational vehicle markets, as well as the heavy-duty aftermarket. Maxima's business is split between original equipment manufacturers (OEMs) (approximately 75% of total sales) and the aftermarket (25%). Products are sold directly to either OEMs or through a worldwide network of more than 500 distributors.

    Maxima is a leading manufacturer and supplier to the agricultural vehicle market in Western Europe. Maxima is also a supplier to the heavy-duty (truck) and automotive aftermarket in North America. Maxima also acquired the exclusive distribution rights for Hobbs brand products for the heavy-duty aftermarket from its acquisition of Stewart Warner in 1998. Hobbs is a leading producer of hour meters, lighting products and switches.

    A principal element of Maxima's strategy is to position itself as a strategic consolidator of high-quality brands and a systems integrator in order to offer value-added modules of products and services. As such, Maxima is able to provide a more complete solution for OEM customers who will consolidate their supply base. Maxima operates a Technology Center in Lancaster, Pennsylvania to develop new products and applications for its core markets and customers.

    For fiscal year 2001, Maxima's net sales totaled $56.0 million, which represented 13.4% of the Company's consolidated net sales.

    PRODUCTS

    Due in large measure to its recent acquisitions and partnerships, Maxima believes that its product portfolio is one of the broadest in its markets. The company has specifically defined its product lines along four categories: 1) "standard" products (i.e. warehoused items that are sold "as is"), 2) "custom" (typically, "same as except..." products that reflect only minor changes), 3) "engineered" (meaning that products are significantly changed), and 4) "IPD" (i.e. developed as completely new products using "Integrated Product Development" and a method for planning and implementation called "Integrated Product and Quality Planning", or IPQP that is compliant with QS-9000 requirements).

    In an ongoing effort over the past several years to increase market share, Maxima has introduced many new innovative products including IllumaSeal-Registered Trademark-, a line of fully sealed instruments for applications in high-moisture environments (currently approved and in use by Caterpillar, Harley-Davidson, and many others); Smart-Registered Trademark-instrument-Registered Trademark- products featuring integral warning lights, switch outputs and engine shut-down features;
IntelliSensor-Registered Trademark-, a fully electronic hydrocarbon-based liquid-level sensing unit); INFOTRAK 2000-TM- and DATLINK-TM- data-bus systems which include instrument controllers and corresponding digital gauges and meters; Streamline-TM- instruments, a new product line featuring unique retro styling and oversized meters; Sentinel-TM- hourmeters, featuring a new quartz stepper motor movement; Sentry-TM- vehicle/battery monitoring systems for gasoline and electrically powered industrial and specialty vehicles; Compatino-TM-, a new line of stylish, yet compact instrument clusters; and Wings-TM-, a family of 1940s-style Stewart Warner branded gauges and meters especially designed for the classic car and performance oriented aftermarket.

    Maxima has developed a "menu" of electronically oriented, data-bus related products that tap into a vehicle's "distributed network" of nodes which in turn manage the vehicle's various functions. One benefit resulting from Maxima's focus on OEM business and its approach to systems integration is that the company naturally extends these same products into the aftermarket. Further, the aftermarket typically has different expectations and thus, the company's products are more easily accepted without the normal long and involved qualification process. Maxima believes that having a strong OEM focus naturally contributes to a certain amount of "pull-through" of product into the aftermarket.

    MARKETS AND CUSTOMERS

    Approximately one third of Maxima's sales come from the OEM "off-highway" vehicle market (agricultural, construction and mining equipment). Maxima's top five market segments account for over 80% of sales and its top 25 customers account for over 50% of total sales. Products are sold in 42 countries.

    COMPETITION

    Maxima's frame of reference for its competition has fundamentally changed as a result of the push toward electronic products and systems integration. Major competitors include Ametek-Dixson, Cobo, Planar, Phoenix, Pollak, Preco, Taytronics, Vansco and VDO, among others. Some OEMs make their own display and control systems, typically through specialized operations that support assembly plants.

    Maxima's formula for differentiating itself from the competition depends on: high-quality, on-time delivery, competitive price, good service and engineering support--coupled with breakthroughs in product applications and a systems integration approach that seeks to provide value-added solutions with Maxima's emphasis on speed-to-market within its customer-focused philosophy.

    SALES AND MARKETING

    Maxima's sales force is located primarily in North America and Europe. Customers are supported based on certain criteria that take into account customer preferences, geography and a particular expertise. In addition, Maxima employs regionally based sales agents and in some cases, distributors which use their own sales personnel to provide coverage in the market.

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

    OPERATIONS

    Maxima's European operations are located in Barcelona, Spain. Maxima's U.S. operations are located in Lancaster, Pennsylvania and in El Paso, Texas where Maxima warehouses Stewart Warner brand products. The operation in Juarez, Mexico is set up as a "Maquiladora", wherein products are manufactured in Juarez and moved to El Paso for warehousing and distribution.

BACKLOG

    The Company's backlog was as follows as of the dates indicated (dollars in thousands):

                                      APRIL 28, 2001           APRIL 29, 2000           APRIL 24, 1999
                                  ----------------------   ----------------------   ----------------------
                                             PERCENTAGE               PERCENTAGE               PERCENTAGE
                                   AMOUNT     OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                  --------   -----------   --------   -----------   --------   -----------
ASI(1)..........................  $115,245       56.6%     $126,553       61.9%     $    --          --%
Robicon.........................    52,804       25.9        44,296       21.7       35,741        63.5
Phymetrics......................    26,379       12.9        20,323        9.9       10,273        18.2
Maxima Technologies.............     9,433        4.6        13,129        6.5       10,324        18.3
                                  --------      -----      --------      -----      -------       -----
Total...........................  $203,861      100.0%     $204,301      100.0%     $56,338       100.0%
                                  ========      =====      ========      =====      =======       =====

------------------------

(1) ASI was acquired during fiscal 2000.

    The Company believes that its backlog as of any particular date may not be indicative of sales for any future period. The Company expects that $158.7 million of its backlog will be shipped before April 27, 2002.

RESEARCH AND DEVELOPMENT

    Research and development activities are conducted separately by each operating unit. The Company's operating units focus on developing applications-engineered products designed to meet their customers' needs. Teams representing different functional areas within an operating unit work closely with customers early in the product design process to ensure that the product meets the customer's specifications and is designed for ease of manufacturing. Research and development expenditures that the Company has made have resulted in innovative new products such as Phymetrics' new SMART-Tool, Robicon's Perfect Harmony series of medium voltage VFDs, and Maxima's Intellisensor fuel measurement systems. Phymetrics incurs significant research and development expenses due to the high technology content of its surface analysis instruments and its growth strategy of increasing penetration to the semiconductor fabrication market, increasing sales through the identification of new applications for its existing products, enhancements in the technological capability of its instruments, the development of application-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company's research and development expenses were $19.2 million, $19.7 million and $16.5 million for fiscal 2001, 2000 and 1999, respectively. In addition, the Company recorded charges to earnings of $1.7 million in fiscal 2000 for the write-off of purchased research and development related to the acquisitions of CE&A. Substantially all research and development expenses of the Company are related to Company-sponsored research.

PATENTS AND TRADEMARKS

    The Company holds domestic and foreign patents covering certain products and processes in all of its operating units, as well as trademarks covering certain of its products. Certain patents relating to Robicon's Perfect Harmony series of medium voltage VFDs are of particular significance; these patents were issued in April and June of 1997 and expire in 2014.

EMPLOYEES

    At April 28, 2001, the Company had a total of 2,873 employees, of whom 2,857 were employed by the Company's operating units. The Company's domestic employees are not covered by collective bargaining agreements, however, substantially all of the personnel employed by its foreign subsidiaries belong to national workers' councils. The Company considers it relations with its employees to be good.

The following table provides information relating to the employees of the Company's operating units as of April 28, 2001:

                                                                TOTAL
OPERATING UNIT                                                EMPLOYEES
--------------                                                ---------
ASI.........................................................    1,397
Robicon.....................................................      387
Phymetrics..................................................      476
Maxima......................................................      597
                                                                -----
    Total Operating Unit Employees..........................    2,857
                                                                =====

ITEM 2.--PROPERTIES

    The following are the principal operating facilities of the Company listed by operating unit, each of which includes general office and administrative space:

                                                                         USABLE SPACE
OPERATING UNIT                                        FUNCTION           (SQUARE FEET)   OWNED/LEASED
--------------                                -------------------------  -------------   ------------
ASI:
  Milan, Italy..............................  Design and assembly            126,000       Leased
  Monfalcone, Italy.........................  Design and assembly            796,500        Owned
  Montebello Vicentino, Italy...............  Design and assembly            201,240        Owned
  Trieste, Italy............................  Design and assembly             78,480        Owned
  Brendola, Italy...........................  Design and assembly            190,800        Owned

ROBICON:
  New Kensington, Pennsylvania..............  Design and assembly            123,000        Owned
  Pittsburgh, Pennsylvania..................  Design and assembly             80,000        Owned

PHYMETRICS:
  Eden Prairie, Minnesota...................  Design and assembly            232,800        Owned
  Sunnyvale, California.....................  Design and assembly             74,859       Leased
  Amersfoort, The Netherlands...............  Design and assembly             60,000        Owned

MAXIMA:
  Lancaster, Pennsylvania...................  Design and assembly             71,873       Leased
  Barcelona, Spain..........................  Design and assembly             64,217        Owned
  Juarez, Mexico............................  Assembly                        75,000       Leased

------------------------

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

    In 1998, Robicon entered into a contract with a customer to supply a number of drives for installation in a municipal pumping station. Robicon in turn contracted with a supplier to supply the transformers for the drives. The supplier failed to deliver the transformers on a timely basis. Robicon's contract provided for liquidating damages of $3,000 per day from June 15, 2000 until delivery to the jobsite. The transformer for the first unit was delivered to the jobsite on May 29, 2000, but the transformer was damaged in transit. Robicon is in the process of replacing the damaged transformer. A claim has been processed with Robicon's insurance carrier. In June, 2001 Robicon negotiated a settlement with all parties which resulted in the rescheduling of Robicon's deliveries which eliminated any claim for liquidated damages.

    Robicon purchased transformers from a second supplier, which it incorporated into VFDs. Robicon has been advised by two of its customers that the transformers have failed. Robicon has conducted a review of all potentially effected transformers which were manufactured by this second supplier. The transformers were installed on a limited number of medium voltage VFDs shipped during a limited time period. Substantially all units in the field have been inspected and where necessary, retrofitted the transformers to correct the potential for any further problem. The supplier is cooperating by supplying parts at no cost, and in some instances, service personnel. Robicon has determined the costs to retrofit and service will not be material after insurance and supplier reimbursements. Robicon has reached a settlement with the second supplier and its insurer as to the two specific customers which Robicon believes will result in such parties covering all of Robicon's out-of-pocket costs.

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

ITEM 6.--SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

    The Selected Historical Consolidated Financial Data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the fiscal years in the five-year period ended April 28, 2001, are derived from the audited consolidated financial statements of High Voltage Engineering Corporation and its subsidiaries, as restated.

    The Selected Historical Consolidated Financial Data of the Company should be read in conjunction with the audited historical consolidated financial statements of Company for the fiscal years in the three-year period ended
April 28, 2001 and the notes thereto included elsewhere herein.

                                                                  FISCAL YEAR ENDED
                                            --------------------------------------------------------------
                                            APRIL 28,    APRIL 29,    APRIL 24,    APRIL 25,    APRIL 26,
                                               2001         2000         1999         1998         1997
                                            ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
  Net sales...............................   $416,547     $271,485     $220,683     $192,658     $124,066
  Cost of sales (Includes subassembly exit
    costs of $2,661 and $405 in fiscal
    2001 and 2000, respectively, and
    restructuring charge--inventory
    markdown of $855 in fiscal 2000)......    319,917      197,342      144,426      125,354       85,327
                                             --------     --------     --------     --------     --------
      Gross profit........................     96,630       74,143       76,257       67,304       38,739
  Administrative and selling
    expenses(b)...........................     73,636       56,108       46,328       43,958       25,384
  Research and development expenses.......     19,209       19,673       16,518       14,615        7,711
  Write off of purchased in-process
    research and development..............         --        1,650           --        8,100           --
  Restructuring charge(a).................        143        1,795          580          186           --
  Reimbursed environmental and litigation
    costs, net(c).........................         52          404          293        3,633           26
  Other, net(d)...........................      5,054        6,768       (1,424)         451           89
                                             --------     --------     --------     --------     --------
      (Loss) income from operations.......     (1,464)     (12,255)      13,962       (3,639)       5,529
  Interest expense........................    (22,044)     (19,122)     (17,242)     (17,077)      (9,899)
  Interest income.........................        753          921        1,886          983          351
                                             --------     --------     --------     --------     --------
    Loss from continuing operations before
      income taxes, discontinued
      operations and extraordinary item...    (22,755)     (30,456)      (1,394)     (19,733)      (4,019)
  Income taxes (credit)...................     (2,291)        (631)      (3,606)      (2,355)        (343)
                                             --------     --------     --------     --------     --------
  (Loss) income from continuing operations
    before discontinued operations and
    extraordinary item....................    (20,464)     (29,825)       2,212      (17,378)      (3,676)
  Discontinued operations:
    Income from discontinued operations,
      net of income taxes.................      2,078        2,158        3,188        3,327        1,179
    Gain on disposal of discontinued
      operations, net of income taxes.....     34,270          559        9,633        8,771           --
  Extraordinary loss, net of income
    taxes.................................       (530)          --           --       (7,464)        (259)
                                             --------     --------     --------     --------     --------
  Net income (loss).......................   $ 15,354     $(27,108)    $ 15,033     $(12,744)    $ (2,756)
                                             ========     ========     ========     ========     ========

                                                                  FISCAL YEAR ENDED
                                            --------------------------------------------------------------
                                            APRIL 28,    APRIL 29,    APRIL 24,    APRIL 25,    APRIL 26,
                                               2001         2000         1999         1998         1997
                                            ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA (AT PERIOD END):
  Working capital.........................   $ 44,007     $  5,991     $ 79,269     $ 39,388     $  6,024
  Total assets............................    411,623      357,812      243,455      225,376      106,559
  Total debt (including redeemable put
    warrants).............................    229,368      204,912      174,731      174,627       83,763
  Redeemable preferred stock..............     46,122       40,642       35,229       30,457       11,474
  Stockholders' deficiency................    (65,521)     (73,568)     (40,961)     (50,935)     (36,596)
OTHER DATA:
  Adjusted EBITDA (unaudited)(e)..........   $ 27,467     $ 14,655     $ 22,292     $ 16,511     $  8,174
  Depreciation and amortization(f)........     20,766       15,250        9,075        5,976        2,492
  Capital expenditures(g).................      9,563       12,898       10,564        4,058        2,569
  Backlog (unaudited).....................    203,861      204,301       56,338       72,432       61,164
  Ratio of earnings to fixed charges(h)...         --           --           --           --           --
OPERATING UNIT DATA:
  Net sales:
    ASI...................................   $178,283     $ 53,960     $     --     $     --     $     --
    Robicon...............................     85,986       74,913       84,299       94,192       83,096
    Phymetrics............................     96,319       81,418       75,453       60,508        8,488
    Maxima................................     55,959       61,194       60,931       37,958       32,482
                                             --------     --------     --------     --------     --------
      Total net sales.....................   $416,547     $271,485     $220,683     $192,658     $124,066
                                             ========     ========     ========     ========     ========
  Adjusted EBITDA (unaudited):
    ASI...................................   $  7,220     $ (5,762)    $     --     $     --     $     --
    Robicon...............................      4,565        3,407        5,927        8,140        6,030
    Phymetrics............................     10,530       10,360        9,855        8,713          673
    Maxima................................      7,305        8,672        9,127        5,491        4,338
                                             --------     --------     --------     --------     --------
      Total operating unit Adjusted
        EBITDA............................     29,620       16,677       24,909       22,344       11,041
    Corporate overhead....................     (2,153)      (2,022)      (2,617)      (5,828)      (2,867)
                                             --------     --------     --------     --------     --------
      Total Adjusted EBITDA...............   $ 27,467     $ 14,655     $ 22,292     $ 16,516     $  8,174
                                             ========     ========     ========     ========     ========
CASH FLOW PROVIDED BY (USED FOR):
    Operating activities..................   $(32,682)    $   (149)    $  8,617           --           --
    Investing activities..................     60,491      (70,580)      13,589           --           --
    Financing activities..................     (2,401)      46,452       (7,381)          --           --

   See accompanying Notes to Selected Historical Consolidated Financial Data.

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

(a) In fiscal 2001, the Company incurred a total restructuring charge of $143 comprised of severance relating to reducing the headcount at Robicon. In fiscal 2000, the Company incurred a total restructuring charge of $2,650 comprised primarily of: (i) $1,830 at PHI for severance and inventory markdown relating to the outsourcing of certain manufacturing activities and
    (ii) $820 at Robicon for severance relating to the reduction of headcount. In fiscal 1999, the Company incurred a total restructuring charge of $580 comprised primarily of: (i) $390 at Robicon for severance relating to the reduction of headcount and (ii) $190 at PHI for severance paid to a former executive. In fiscal 1998, the Company incurred restructuring costs of $186 at PHI relating to a program designed to reduce costs to manage the weaker order rates expected from Asia.

(b) Adjusted EBITDA excludes severance expenses of $636 included in administrative and selling expenses in fiscal 1998. See note (e) below.

(c) Represents insurance recoveries related to environmental litigation, remediation and consequential damages, net of actual legal costs, estimated settlement costs and changes in cost remediation estimates in connection with two properties formerly owned by the Company in Burlington, Massachusetts and Woodbridge Township, New Jersey.

(d) Other, net is comprised of the following:

                                                                         FISCAL YEAR ENDED
                                                   --------------------------------------------------------------
                                                   APRIL 28,    APRIL 29,    APRIL 24,    APRIL 25,    APRIL 26,
                                                      2001         2000         1999         1998         1997
                                                   ----------   ----------   ----------   ----------   ----------
Writedown of notes receivable, deposits and
  impaired capital equipment.....................    $  457       $   628      $   250      $   --       $   --
Net loss (gain) on disposition of miscellaneous
  assets.........................................      (256)          608          507        (710)        (230)
Facilities (income) expense, net.................      (383)         (357)        (219)       (390)         319
Aborted acquisition, offering costs and related
  litigation, net of recoveries..................       350            28       (1,809)      1,442           --
Patent defense costs and related litigation, net
  of recoveries..................................       390           901           35          --           --
Equity in earnings of joint venture..............      (876)          239         (188)        109           --
Bondholders' consent fees and related costs......        --         3,451           --          --           --
Discount on sale of receivables..................     2,519           857           --          --           --
Facility relocation costs........................     1,145           413           --          --           --
Workforce reduction costs........................     1,708            --           --          --           --
                                                     ------       -------      -------      ------       ------
Total............................................    $5,054       $ 6,768      $(1,424)     $  451       $   89
                                                     ======       =======      =======      ======       ======

(e) Adjusted EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, amortization and non-recurring items. Non-recurring items are comprised of: (i) restructuring charge, reimbursed environmental and litigation costs, net, and other, (ii) non-recurring severance payments of $636 to certain former senior executives included in administrative and selling expenses of the Company in fiscal 1998, and
    (iii) purchase accounting expenses relating to the acquisition of CE&A of $1,650 in fiscal 2000, and purchase accounting expenses relating to the acquisitions of PHI of $6,800 and Stewart Warner of $2,620 in fiscal 1998. See notes (a) through (d) above and notes I, N and Q to "Notes to Consolidated Financial Statements" of High Voltage Engineering Corporation and subsidiaries. Adjusted EBITDA is not considered a measure of performance under GAAP. While Adjusted EBITDA should not be considered as a substitute for net income, cash flows from operating activities, other income or cash flow statement data prepared in accordance with GAAP, or a measure of profitability or liquidity, management understands that some form of EBITDA is often used as a measurement in evaluating companies. In particular, since Adjusted EBITDA excludes the non-recurring items described above, the Company believes that trends in Adjusted EBITDA may provide meaningful information as to the Company's ability to satisfy its cash requirements on an on-going basis. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA, as defined therein, is used as a measure of financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of performance determined in accordance with GAAP and an analysis of changes in Adjusted EBITDA in recent periods. Readers should note, however, that "Adjusted EBITDA" as used in this document may not be comparable to similarly titled measures presented by other companies and could be misleading, since not all companies and analysts calculate such measures in the same fashion or on the same basis.

(f) Depreciation and amortization excludes $1,409, $1,393, $2,082, $2,157, and $1,884 attributable to discontinued operations in fiscal 2001, 2000, 1999, 1998 and 1997, respectively, and $120, $217, $194 and $147 related to assets held for sale in fiscal 2001, 2000, 1999 and 1998, respectively.

(g) Capital expenditures include assets acquired under capital leases and exclude capital expenditures from discontinued operations in the amounts of $2038, $1,244, $2,252, $2,723 and $2,441 in fiscal 2001, 2000, 1999, 1998, and 1997, respectively.

(h) For purposes of this computation, earnings are defined as income or loss from continuing operations before income taxes, discontinued operations and extraordinary item and fixed charges. Fixed charges are the sum of: (i) interest cost; (ii) accretion of redeemable put warrants;
    (iii) amortization of deferred financing costs; (iv) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one third); (v) accretion of preferred stock; (vi) preferred stock dividends; and (vii) capitalized interest. Earnings were inadequate to cover fixed charges by $29,461, $35,869, $6,166, $23,088 and $6,677 in fiscal 2001, 2000, 1999, 1998, and 1997, respectively.

ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to certain acquisitions completed by the Company. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward-looking statements we may make. The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data and the consolidated financial statements and notes thereto contained elsewhere in this document.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances.

    As a result of the sale by the Company of substantially all of the assets of the Company's General Eastern operating unit on April 15, 1998, the Natvar operating unit on April 23, 1999 and the Company's Anderson operating unit on March 7, 2001, the Company's consolidated results have been restated to reclassify the results of such operations as discontinued operations.

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

SALE OF THE ANDERSON POWER DIVISION

    On March 7, 2001, the Company closed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78.7 million.

    The "Asset Sale Proceeds", as defined in the indenture governing the Company's Senior Notes due 2004, received by the Company in connection with the disposition of Anderson is subject to a covenant of the Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to make acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days, and completed within 360 days or
(iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer (as defined under the Indenture). See Note T of the Notes to Consolidated Financial Statements.

ACQUISITION OF VIVIRAD-HIGH VOLTAGE CORPORATION

    On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of VHV pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, VHV, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller would receive in exchange for the stock of Holdings an aggregate purchase price of $2.3 million comprised of $1.0 million in cash and $1.3 million in certain deferred payments. The deferred payments were represented by Promissory

Notes of PHI in the aggregate amount of $1.3 million with such notes due at various times. The unaudited pro forma financial information for fiscal 2001 and fiscal 2000, respectively, has not been presented because the effect of the transaction would not have been material to the results of operations.

ACQUISITION OF ANSALDO SISTEMI INDUSTRIALI S.P.A.

    On December 22, 1999, the Company acquired all the outstanding capital stock of ASI, from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $23.4 million in cash and debt. The purchase price was subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. On May 2, 2000, the Company filed for arbitration in Italy to settle this final purchase price adjustment. On March 1, 2001, the Company avoided arbitration and settled the outstanding dispute. Pursuant to the Settlement Agreement, the Company received approximately $6.2 million in cash and $0.4 million of credits in connection with certain facilities and services. The Company agreed to pay approximately $2.1 million for amounts owed related to the financing of certain receivables in connection with the acquisition.

ACQUISITION OF CHARLES EVANS & ASSOCIATES

    On July 2, 1999, PHI acquired all the outstanding capital stock of CE&A for an aggregate consideration of $38.6 million in cash, a portion of which was used to pay off all debt of CE&A outstanding at the closing.

RESULTS OF OPERATIONS

CONSOLIDATED

    Net sales for fiscal 2001 were $416.5 million, which was a $145.1 million or 53.4% increase from fiscal 2000. The following discussion does not address the financial results of fiscal 2001 for VHV, which was acquired on June 2, 2000, because the results of operations for VHV were deemed immaterial. Excluding net sales from CE&A, which was acquired on July 2, 1999, and net sales from ASI, which was acquired on December 22, 1999, net sales increased $14.8 million, or 7.5%, during fiscal 2001. The Company reported a net loss from continuing operations of $20.5 million for fiscal 2001 compared to net loss of $29.8 million for fiscal 2000. The reduction in the loss was due primarily to:
(i) higher sales volume offset by (ii) higher administrative and selling expenses.

SEGMENT ANALYSIS:

FISCAL 2001 COMPARED TO FISCAL 2000

    THE INDUSTRIAL POWER CONTROL SEGMENT reported net sales of $264.3 million for fiscal 2001 which was a increase of $135.4 million, or 105.1%, from fiscal 2000. The primary difference in the results of operations in fiscal 2001 as compared to fiscal 2000 was a full year of operations from ASI, which was acquired on December 22, 1999. Net sales for Robicon increased $11.1 million or 14.8% during fiscal 2001 as compared to fiscal 2000. The increase in net sales was due to incremental increases across all Robicon product lines with the greatest increase in revenue from power control systems which increased 78.4% over fiscal 2000 net sales. The core product lines, consisting of medium voltage drives, low voltage drives, heating and regulating and service, increased a combined $6.1 million or 8.8% over fiscal 2000 net sales. Order levels have been strong and backlog for Robicon has increased $8.5 million or 19.2% to $52.8 million compared to backlog at April 29, 2000. Robicon saw stronger activity in the energy market as evidenced by orders received in the fourth quarter of fiscal 2001 totaling $5.3 million, which is an increase of $2.7 million or 103.8% compared to the same period in fiscal 2000.

    Operating income for fiscal 2001 of $1.0 million increased $9.8 million compared to a loss of $8.8 million in fiscal 2000. The increase in operating income is due primarily to realizing the benefits of the restructuring plan at ASI and continued streamlining of synergies between ASI and Robicon. Integration of the ASI operations, Robicon, and the subsidiaries in France, Germany, and the UK has progressed according to plan. The Company has created a single, company-wide technology organization and developed multi-generation product development plans for each major product line. Excluding operating income of $1.9 million at ASI, operating loss in fiscal 2001 of $0.9 million remained flat compared to fiscal 2000. The operating loss was primarily due to significant cost overruns on certain power control systems contracts and higher amortization of $1.7 million. Also contributing to the loss was lower medium voltage margins due to price erosion on orders taken in the prior fiscal year and margin erosion in the low voltage drives product line due to a higher mix of low horsepower drives. Fiscal 2000 included a restructuring charge of $0.8 million.

    THE ADVANCED SURFACE ANALYSIS SEGMENT reported net sales of $96.3 million for fiscal 2001 which was an increase of $14.9 million, or 18.3% from fiscal 2000. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales for this segment increased $8.9 million during fiscal 2001 as compared to the fiscal 2000. The increase was the result of PHI shipping two additional large systems and HVE Europa shipping one additional system during fiscal 2001 as compared to fiscal 2000.

    Operating loss decreased $0.3 million to a loss of $3.3 million in fiscal 2001 as compared to $3.6 million in fiscal 2000. Excluding operating income from CE&A, operating loss increased $0.4 million to a loss of $4.5 million during fiscal 2001 as compared to $4.1 million in fiscal 2000. The increase in the operating loss was partially due to a decline in the gross margin percentage of 2% or $1.2 million on PHI's fiscal 2001 sales due to a shift to lower margins systems in addition to non-recurring charges incurred in the outsourcing of major subassemblies of $2.7 million in fiscal 2001 compared to $0.4 million in fiscal 2000. Backlog at April 28, 2001 of $26.4 million increased $6.1 million or 29.8% over the backlog at April 29, 2000.

    During fiscal 2001, net sales from analytical services of $24.7 million increased $5.9 million or 31.5% from fiscal 2000. This increase is a result of two additional months of sales at CE&A in fiscal 2001 or $3.2 million as compared to fiscal 2000. Additionally, fiscal 2001 included higher volume and a price increase, which was effective January, 2001.

    Operating income from analytical services of $1.2 million in fiscal 2001 increased $0.7 million compared to fiscal 2000 income of $0.5 million. This increase reflects twelve months results in fiscal 2001 versus ten months in fiscal 2000 and is offset by a one time charge in fiscal 2000 of $1.7 million to write off purchased in-process research and development expense, which had been valued in accordance with purchase accounting procedures.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $56.0 million for fiscal 2001 which was a decrease of $5.2 million, or 8.6%, from fiscal 2000. The reduction in net sales was primarily a result of lost business early in fiscal 2001 from a large customer due to a planned model year changeover and reduced volume from the heavy truck market including a major company that was placed on credit hold. The total value of lost sales to these two customers amounts to $2.5 million for fiscal 2001 as compared to fiscal 2000. These factors plus the slowdown in distribution markets coupled with forced price concessions from certain key accounts reflect the major cause for the sales decline. New products such as the digital tachometer and instrument clusters partially offset the sales reduction. Gross margin declined
$4.4 million, due to a decrease in the gross margin percentage of 5.1% during fiscal 2001 as compared to fiscal 2000. The decrease in gross margin is a result of higher warranty cost on some discontinued Stewart Warner brand products and a shift towards lower margin products. To offset the deterioration of gross margin, Maxima announced a 5% price increase during the second quarter of fiscal 2001. Operating income decreased $1.7 million to $4.3 million for fiscal 2001 as compared to fiscal 2000. The decrease in operating income was attributable to lost business, lower gross margin of $0.2 million due to foreign currency translation which was partially offset by expense savings during fiscal 2001.

FISCAL 2000 COMPARED TO FISCAL 1999

    THE INDUSTRIAL POWER CONTROL SEGMENT reported net sales of $128.9 million for fiscal 2000 which was a increase of $44.6 million, or 52.9% from fiscal 1999. Excluding net sales from ASI, which was acquired on December 22, 1999, net sales for Robicon decreased $9.4 million during fiscal 2000 as compared to fiscal 1999. This decline in backlog coupled with lead time on orders of three to six months, resulted in a net sales decline at Robicon. Specifically, the decline in net sales was a result of reduced shipments of medium voltage variable frequency drives into the international oil and gas markets which, until recently suffered from reduced capital spending due to low energy prices, combined with a slow down in demand for Robicon's low voltage drives due to softness in the municipal marketplace, and the cyclical nature of power control system orders. The backlog at April 29, 2000 has increased $8.6 million or 23.9% over the ending backlog at April 24, 1999.

    Operating income decreased $12.6 million to a loss of $8.8 million in fiscal 2000 as compared to income of $3.7 million in fiscal 1999. Excluding an operating loss of $8.0 million at ASI, operating income decreased $4.6 million during fiscal 2000 to a loss of $0.8 million as compared to fiscal 1999. This decrease in operating income was the net result of a decline in the gross margin percentage of 3.3% or $2.5 million on fiscal 2000 sales due to reduced shipment into core markets such as the international oil and gas markets; the introduction by several major global competitors of new products in fiscal 1999 which competed directly with Robicon's products thus driving the sales price lower than the prior year; $0.8 million in restructuring expense and $0.9 million expense relating to litigation. To combat the increased pressure from competition Robicon introduced their 3rd generation medium voltage drive in late fiscal 1999 which is substantially smaller and less costly. Robicon benefited from the 3rd generation medium voltage drive throughout fiscal 2000 and believes it was able to maintain market share against increased competition. During the first and third quarters of fiscal 2000, the Company took actions to reduce costs at Robicon to compensate for the slow down in some of its served markets mentioned above and to leverage the new ASI synergies. These actions resulted in the Company recording a $0.8 million restructuring charge for severance relating to the reduction of headcount at Robicon.

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

    THE ADVANCED SURFACE ANALYSIS SEGMENT reported net sales of $81.4 million for fiscal 2000 which was an increase of $5.9 million, or 7.9%, from fiscal 1999. Excluding net sales from CE&A, which was acquired on July 2, 1999, net sales decreased $12.8 million during fiscal 2000 as compared to the fiscal 1999.

    Operating income decreased $8.5 million to a loss of $3.6 million in fiscal 2000 as compared to income of $4.9 million in fiscal 1999. Excluding operating income from CE&A, which included a charge of $1.7 million to write off purchased in-process research and development expense, which had been valued in accordance with purchase accounting procedures, operating income decreased $9.0 million to a loss of $4.1 million during fiscal 2000 as compared to income of $4.9 million in fiscal 1999. This decrease in operating income was the net result of a decline in the gross margin percentage of 5.0% or $2.7 million on PHI's fiscal 2000 sales due to the sales decline of the Auger products of 13% compared to fiscal 1999, an overall discount rate increase for all U.S. sales of 2%, a high mix of shipments into Japan, $1.8 million in restructuring expense, and losses recorded in the Company's Joint Venture with ULVAC.

    THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $61.2 million for fiscal 2000 which was a slight increase of $0.3 million, or 0.5%, from fiscal 1999. Gross profit for fiscal 2000 declined $2.2 million or 11.35% compared to fiscal 1999. This decrease is the result of higher warranty costs on some discontinued Stewart Warner brand products and a shift toward lower margin products. The decrease was partially offset by expense savings due to the efficiencies obtained in combining the acquired Stewart Warner Instruments Company operations with those of the Company's existing Maxima Technologies subsidiary. Operating income decreased slightly to $6.0 million during fiscal 2000 compared to fiscal 1999.

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

    On March 7, 2001, the Company closed the sale of substantially all the net assets and all the capital stock of Anderson to Ideal Industries, Inc. for $78.7 million in cash. See Note T of the Notes to Consolidated Financial Statements.

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, domestic subsidiaries of the Company would sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allowed the domestic subsidiaries to sell to the Company which in turn, sold to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22.5 million. HV-FC owned all of its assets and sold participating interests in such accounts receivable to a third party which in turn, purchased and received ownership and security interests in those assets. HV-FC had the risk of credit loss on the receivables. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds were less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. At April 29, 2000 $13.2 million was utilized under the Receivables Purchase Facility. On November 30, 2000 the Company simultaneously closed a Financing Agreement ("Financing Agreement") and Receivables Purchase Agreement ("Refinanced Receivables Purchase Agreement") for the purpose of refinancing the existing revolving credit facility ("Revolving Credit Facility") and Trade Receivables Purchase Facility ("Receivables Purchase Facility"). The discount from the face value, which amounted to $2.1 million, at April 28, 2001, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations. At April 28, 2001, the Company had received proceeds of $10.2 million under the Refinanced Receivables Purchase Agreement.

    The Financing Agreement provided for a $25.0 million credit facility consisting of (i) a $5.0 million revolving credit facility ("Refinanced Revolving Credit Facility") including a $5.0 million sub-facility for the issuance of letters of credit; (ii) a $5.0 million term loan ("Term Loan A"), and (iii) a $15.0 million term loan ("Term Loan B"). There were no letters of credit outstanding under this Refinanced Revolving Credit Facility at April 28, 2001. The Financing Agreement generally provides for the full payment of principal at October 31, 2003. Availability under Refinanced Revolving Credit Facility Agreement is limited to the lesser of (i) 60% of eligible inventory and
(ii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders. Availability under Term Loan A is limited to 70% of the appraised orderly liquidation value of the eligible machinery and equipment. Interest under the Refinanced Revolving Credit Facility and Term Loan A is computed and payable monthly at the greater of the lender's reference rate (10.0% at April 28, 2001) or 9.0% plus (i) 2.5% through November 30, 2001, (ii) 3.0% from December 1, 2001 through November 30, 2002 and (iii) 4.5% after November 30, 2002. Interest under the Term Loan B is computed and payable monthly at the greater of the lender's reference rate or 9.0% plus (i) 3.25% through November 30, 2001, (ii) 3.75% from December 1, 2001 through November 30, 2002 and (iii) 5.25% after November 30, 2002. The Company is required to pay monthly in arrears an unused line fee of 0.5% of the available funds of the Refinanced Revolving Credit Facility. The Financing Agreement provides for liens on substantially all domestic property and assets of the Company. In connection with this financing the Company recorded an extraordinary loss of $0.5 million to write off the deferred financing costs and prepayment penalties of the Revolving Credit Facility and Receivables Purchase Facility. At April 28, 2001, the Company had outstanding $20.1 million under this Revolving Credit Facility.

    Through June 11, 2001, the Company maintained a Refinanced Receivables Purchase Facility with HV-FC. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company would sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Refinanced Receivables Purchase Facility allowed the domestic subsidiaries to sell to the Company which, in turn, sold to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $25.0 million. HV-FC owned all of its assets and sold participating interests in such accounts receivable to a third party which, in turn, purchased and received ownership and security interests in those assets.

    On June 19, 2001, in connection with a consent received for the sale of the assets of the Anderson division, the Company amended certain financial ratios of the Financing Agreement ("First Amendment"). The First Amendment amended certain financial ratios and converted the Refinanced Revolving Credit Facility, Term Loan A and Term Loan B to a combined revolving credit facility ("New Revolving Credit Facility") which provides $25.0 million of credit availability with a sub-facility of $5.0 million for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables,
(iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and
(iv) $5.0 million. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference rate plus 2.5%.

    Prior to the signing of the First Amendment, on June 11, 2001 the Company terminated the Refinanced Receivable Purchase Facility.

    Through November 30, 2000, the Company maintained a $25.0 million revolving credit facility, including a $10.0 million sub-limit for the issuance of standby letters of credit (the "Revolving Credit Facility") which was primarily maintained to fund the Company's working capital requirements.

    The Financing Agreement and Refinanced Receivables Purchase Facility contain restricted provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material assets and other matters.

    As of April 28, 2001, the Company had total indebtedness (including redeemable put warrants) of $229.4 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $48.9 million.

    As of April 28, 2001, the Company had outstanding and issuable redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right, as of May 1, 2000, to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company expects it will be able to refinance its principal payment obligations under its significant outstanding indebtedness prior to maturity of the Senior Notes.

    The Company's working capital was $44.0 million at April 28, 2001 and $6.0 million as restated for discontinued operations at April 29, 2000. The Company's cash flows used in continuing operations were $37.6 million during fiscal 2001, as compared to cash provided of $6.0 million in fiscal 2000.

    The Company invested $9.4 million in capital expenditures during fiscal 2001 including facility improvements at CE&A and Robicon and updates of PHI's demo and lab equipment.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company does purchase foreign exchange hedging instruments at our HVE Europa subsidiary however, we do not currently engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to materially expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company cannot guarantee that we will not do so in the future as our operations expand domestically and abroad. The Company is evaluating the impact of foreign currency exchange risk and other derivative instrument risk on our results of operations. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of The Effective Date of FASB Statement No. 133", in fiscal year 2002. The adoption of SFAS No. 133 is not expected to have a material impact on our financial condition or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101
("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FIN No. 44, "Accounting For Certain Transactions Involving Stock Compensation, an Interpretation Of Accounting Principles Board

Opinion No. 25", which is intended to clarify certain problems that have arisen since the issuance of APB Opinion No. 25, "Accounting For Stock Issued To Employees", in certain situations, as defined. FIN No. 44 which is effective July 1, 2000, generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000 but is retroactive for specified events occurring after December 15, 1998. Adoption of FIN No. 44 did not have a material impact on our financial position or results of operations.

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. (ii) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
(iii) Goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. (iv) Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact the SFAS 141 and 142 will have on its financial reporting requirements.

ITEM 7A.--QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note Q to the Company's consolidated financial statements included under Item 8.

INTEREST RATE RISK

    The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the revolving credit facility. The interest rates on the Company's other long-term debt are fixed and primarily matures in 2004. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. A 100 basis point increase in interest rates would have approximately a $200,000 negative impact on the earnings of the Company.

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

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-8 of this annual report Form 10-K.

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers, directors and key employees of the Company as of April 28, 2001 were as follows:

NAME                                       AGE                            POSITION
----                                     --------   -----------------------------------------------------
Clifford Press.........................     47      Chairman of the Board, President and Director

Russell L. Shade, Jr...................     51      Chief Executive Officer and Director

Laurence S. Levy.......................     45      Vice President and Director

Joseph W. McHugh, Jr...................     46      Vice President and Chief Financial Officer

Oddie V. Leopando......................     55      President of Maxima

Christopher F. Carmel..................     46      Director

H. Cabot Lodge III.....................     45      Director

    CLIFFORD PRESS is the Chairman of the Board, President and a Director of the Company. Mr. Press joined the Company in 1988 in connection with its acquisition and reorganization and has been a member of the Board of Directors since that time. Since 1991, he has served as President. From 1983 to 1986, Mr. Press was employed by Morgan Stanley & Co., Incorporated in its Mergers and Acquisitions Department. Mr. Press is a graduate of Oxford University and the Harvard Business School.

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

    LAURENCE S. LEVY is a Vice President and a Director of the Company.
Mr. Levy joined the Company in 1988 in connection with its acquisition and reorganization and has been a member of the Board of Directors since that time. From 1983 to 1986, Mr. Levy was a consultant with Bain & Co., a leading strategic management company. Mr. Levy is a graduate of the University of Witwatersrand in South Africa and the Harvard Business School.

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

    ODDIE V. LEOPANDO has served as President of Maxima since November 1995. Prior to joining the Company, Mr. Leopando was employed by MascoTech, Inc. as President of the MascoTech Body Systems & Assembly Division from 1994 to 1995. From 1991 to 1994, Mr. Leopando was the Senior Vice President/General Manager of MascoTech Manufacturing & Assembly Division. Prior to 1991, Mr. Leopando acted in managerial roles in several other companies, including Massey Ferguson, Inc.

and Daimler/Chrysler. Mr. Leopando earned a Masters of Business Administration in Finance and Operations from the University of Detroit and a Bachelor of Science in Mechanical Engineering from the Mapua Institute of Technology in Manila, Philippines. Mr. Leopando is a licensed professional engineer.

    CHRISTOPHER F. CARMEL became a Director of the Company effective July 12, 2001. Mr. Carmel is the managing member of Echo Bridge LLC, which is a private equity investment firm. Prior to founding Echo Bridge LLC, Mr. Carmel was a managing member of ROC Partners Inc., and APS Partners LLC between 2000 and 2001. From 1995 to 2000, Mr. Carmel was a partner of Hamilton Robinson LLC, which is a private equity investment firm. Mr. Carmel served on the board of directors of Applied Process Solutions, Inc., was audit committee chairman and served as a member of the executive committee. From 1992 to 1995, Mr. Carmel was a consultant at Citicorp Venture Capital, Ltd. Prior to 1992, Mr. Carmel acted in managerial roles in several other companies, including The Lynx
Partners, Inc. Cazenove, Inc. and Casscapedia Partners, L.P. Mr. Carmel earned a Bachelor of Arts degree from the University of Vermont.

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

ITEM 11.--EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors established the Compensation Committee and appointed Mr. Clifford Press and Edward Levy as members during the second quarter of fiscal 1998. Mr. Edward Levy departed the Board during the first quarter of fiscal 2002, leaving Clifford Press as the only member of the Compensation Committee until July 12, 2001 when Christopher Carmel was added to the Committee.

EMPLOYMENT AGREEMENTS

    Russell L. Shade, Jr., the Company's Chief Executive Officer and a Director, entered into an employment agreement with the Company (the "Employment Agreement"), dated February 24, 1998. For each year of Mr. Shade's employment, the Compensation Committee of the Company's Board of Directors will establish a base salary and an incentive compensation program generally based upon the Company's performance. The Employment Agreement contains a customary confidentiality provision and an agreement that Mr. Shade will not, for three years after his employment ends, engage in business competitive with the Company or solicit customers or employees of the Company.

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

    The Employment Agreement further provides for a stock appreciation arrangement whereby Mr. Shade is entitled to receive additional shadow stock units each year during the term of the Employment Agreement. At April 28, 2001, the shadow stock units granted pursuant to this arrangement represents 6.6% of the outstanding value of Letitia common stock upon vesting. For the Company's fiscal 2000 and each subsequent year, the number of shadow stock units granted is calculated based on a formula taking into account Mr. Shade's base salary and the market value of Letitia Common Stock.

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

    Laurence S. Levy, a Vice President and Director of the Company, entered into an employment agreement, dated as of May 10, 2001 ("Levy Employment Agreement"). The Levy Employment Agreement has an initial three year term, which may be extended for an additional three years at Mr. Levy's option. The Levy Employment Agreement otherwise terminates upon Mr. Levy's resignation, discharge under certain circumstances or by reason of disability or death. Under the agreement, Mr. Levy is to be employed as Vice President of the Company and the Company is required to cause him to be elected to the Board of Directors of the Company. The Levy Employment Agreement provides for an annual base salary of $140,000 or such greater amount as may be determined by the Board, provided that it shall not be less than what Mr. Clifford Press shall receive as President of the Company, and other customary benefits including office space and support at a location specified by Mr. Levy. In addition, the Levy Employment Agreement entitles Mr. Levy to receive, substantially concurrent with the payment of any management fees, bonus or other distribution made by the Company, excluding distributions made proportionately to equity holders, a payment equal to 42.86% of such amounts made directly or indirectly to Mr. Clifford Press.

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

    Interests are granted in the VCP to certain key employees as they are hired or promoted and vest over five years. The value of an employee's interest is based on increases in value (based generally on a multiple of EBITDA but also reflecting actual proceeds of dispositions of operating units or public offerings by operating units) from the date of grant to the end of the year prior to the determination date. Vested interests are cashed out when an employee leaves the Company or retires, or when his operating unit is sold or he is transferred to another division; provided that if the employee is dismissed for cause, his interests (vested and unvested) are forfeited. Subject to the Company's discretion to defer cash payments, an employee may cash out up to 50% of his vested interest while remaining employed. The VCP is a non-qualified and non-funded plan. While Messrs. Leopando, McHugh have each received interests in the VCP, Mr. Laurence S. Levy, Mr. Press and Mr. Shade currently do not participate in the VCP. As of April 28, 2001, the Company had an accrued liability of $0.8 million under the VCP.

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

    The Company also maintains the High Voltage Engineering Corporation Retirement Plan (the "Retirement Plan"), a defined benefit plan, which provides for the payment of annual pension benefits, payable on retirement, based on the participating employee's salary during the time of accrual. Participation in the Retirement Plan, and the accrual of additional benefits thereunder, was frozen by the Company in 1992. Messrs. Laurence S. Levy and Press will receive monthly benefits under the Retirement Plan of $191.05 and $148.35, respectively, beginning upon their retirement. Mr. Shade does not participate in the Retirement Plan.

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

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information concerning the beneficial ownership of the Company's common stock, as of the date of this filing by: (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each director; and (iii) all directors and executive officers of the Company as a group. All shares are owned by such person with sole voting and investment power.

                                                                    COMMON STOCK
                                                              -------------------------
                                                              NUMBER OF    PERCENT OF
NAME OF STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS         SHARES     COMMON SHARES
------------------------------------------------------        ---------   -------------
Letitia Corporation(1)......................................    1,000         92.4%
Laurence S. Levy(1)(2)......................................    1,000         92.4%
Clifford Press(1)(3)........................................    1,000         92.4%
Russell L. Shade, Jr........................................     0.60(4)        --(5)
Christopher F. Carmel.......................................       --           --
H. Cabot Lodge III..........................................       --           --
Directors and executive officers as a group.................    1,000         92.4%

------------------------

(1) The address of each of these persons or organizations is c/o Hyde Park Holdings, Inc., 595 Madison Avenue, 35th Floor, New York, New York 10022.

(2) All of such shares of the Company's Common Stock (92.4% of the outstanding common stock) are held by Letitia Corporation. Mr. Laurence S. Levy is an officer of Letitia Corporation. Mr. Laurence S. Levy is also a limited partner of, and an executive officer and 50% shareholder of the corporate general partner of, a limited partnership that owns all of the stock of Letitia Corporation. Mr. Laurence S. Levy disclaims beneficial ownership of any shares of the Company's common stock.

(3) All of such shares of the Company's common stock (92.4% of the outstanding common stock) are held by Letitia Corporation. Mr. Press is the Chairman of the Board and President of Letitia Corporation. Mr. Press is also a limited partner of, and an executive officer and 50% shareholder of the corporate general partner of a limited partnership that owns all of the stock of Letitia Corporation. Mr. Press disclaims beneficial ownership of any shares of the Company's common stock.

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

    The management fees paid to Hyde Park and its affiliates were $750,000 for fiscal 2001, 2000 and 1999, respectively. Under the terms of the Indenture, while there are any of the Senior Notes outstanding, management fees to Hyde Park in excess of $750,000 for any fiscal year of the Company subsequent to August 8, 1997 are limited by the Indenture. Acquisition and disposition fees have been calculated as an amount equal to 1% of the sum of the total price paid or received for shares of stock (or in the case of an asset acquisition or disposition, the total price paid for such assets) in such acquisition or divestiture.

                                    PART IV.

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

         4.3 Registration Rights Agreement, dated as of March 19, 1998, by and among the Registrant and CIBC Oppenheimer Corp.**

         4.4            Form of Exchange Note.**

         4.5            Second Supplemental Indenture, dated as of December 22,
                        1999, to Indenture, dated as of August 8, 1997, by and between the Registrant and State Street Bank and Trust
                        Company, as Trustee.

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

        10.7            Value Creation Plan of the Registrant.*

        10.8 High Voltage Engineering Corporation Employment Agreement, by and between Registrant and Russell L. Shade, Jr., dated as of February 24, 1998.**

        10.9            Amended and Restated Financing Agreement, dated as of
                        June 19, 2001, by and among the Registrant and the other
                        Borrowers named therein, Ableco Finance LLC and the other
                        Lenders named therein, and the Guarantors named therein.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                                                                PAGE
                                                              --------
Consolidated Financial Statements--April 28, 2001,
  April 29, 2000, April 24, 1999
Report of Grant Thornton LLP, Independent Certified Public
  Accountants...............................................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Deficiency.........    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
High Voltage Engineering Corporation

    We have audited the accompanying consolidated balance sheets of High Voltage Engineering Corporation and subsidiaries as of April 28, 2001 and April 29, 2000 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended April 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of High Voltage Engineering Corporation and subsidiaries as of April 28, 2001 and April 29, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          GRANT THORNTON LLP

Boston, Massachusetts
July 9, 2001

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              APRIL 28,   APRIL 29,
                                                                2001        2000
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 26,932    $  5,307
  Restricted cash...........................................    29,472       4,061
  Accounts receivable, net of allowance for doubtful
    accounts................................................    81,853      89,279
  Refundable income taxes...................................        --       1,075
  Inventories...............................................    61,631      50,456
  Costs and earnings in excess of billings..................    13,032       7,414
  Prepaid expenses and other current assets.................     8,694      11,094
                                                              --------    --------
    Total current assets....................................   221,614     168,686
PROPERTY, PLANT AND EQUIPMENT, NET..........................    82,980      94,535
INVESTMENT IN JOINT VENTURE.................................     2,040       1,829
ASSETS HELD FOR SALE........................................     2,510      11,528
OTHER ASSETS, NET...........................................    69,447      46,277
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..................    33,032      34,957
                                                              --------    --------
                                                              $411,623    $357,812
                                                              ========    ========
                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations..........  $  8,805    $  9,836
  Foreign receivables facilities............................     6,075       1,937
  Accounts payable..........................................    73,157      82,896
  Accrued interest..........................................     4,104       4,207
  Accrued liabilities.......................................    43,529      42,950
  Billings in excess of costs...............................     4,296       5,788
  Advance payments by customers.............................    18,886       7,450
  Federal, foreign and state income taxes payable...........    12,519       3,707
  Deferred income taxes.....................................     3,336       1,024
  Redeemable put warrants...................................     2,900       2,900
                                                              --------    --------
    Total current liabilities...............................   177,607     162,695
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES..............   211,588     190,239
DEFERRED INCOME TAXES.......................................    13,519       6,485
OTHER LIABILITIES...........................................    28,249      31,319
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION PREFERENCE
  OF $48,892 AS OF APRIL 28, 2001)..........................    46,122      40,642
MINORITY INTEREST...........................................        59          --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock..............................................         1           1
  Paid-in-capital...........................................    20,140      19,527
  Accumulated deficit.......................................   (86,215)    (94,863)
  Common stock warrants.....................................     2,813       2,200
  Other comprehensive (loss)................................    (2,260)       (433)
                                                              --------    --------
    Total stockholders' deficiency..........................   (65,521)    (73,568)
                                                              --------    --------
                                                              $411,623    $357,812
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                               APRIL 28,     APRIL 29,      APRIL 24,
                                                                 2001           2000          1999
                                                              -----------   ------------   -----------
Net sales...................................................  $   416,547   $    271,485   $   220,683
Cost of sales (Includes subassembly exit costs of $2,661 and
  $405 in fiscal 2001 and 2000, respectively, and
  restructuring charge--inventory markdown of $855 in fiscal
  2000).....................................................      319,917        197,342       144,426
                                                              -----------   ------------   -----------
  Gross profit..............................................       96,630         74,143        76,257
Administrative and selling expenses.........................       73,636         56,108        46,328
Research and development expenses...........................       19,209         19,673        16,518
Write off of purchased in-process research and
  development...............................................           --          1,650            --
Restructuring charge........................................          143          1,795           580
Reimbursed environmental and litigation costs, net..........           52            404           293
Other, net..................................................        5,054          6,768        (1,424)
                                                              -----------   ------------   -----------
  (Loss) income from operations.............................       (1,464)       (12,255)       13,962
Interest expense............................................      (22,044)       (19,122)      (17,242)
Interest income.............................................          753            921         1,886
                                                              -----------   ------------   -----------
  Loss from continuing operations before income taxes,
    discontinued operations and extraordinary item..........      (22,755)       (30,456)       (1,394)
Income taxes (credit).......................................       (2,291)          (631)       (3,606)
                                                              -----------   ------------   -----------
  (Loss) income from continuing operations before
    discontinued operations and extraordinary item..........      (20,464)       (29,825)        2,212
Discontinued operations:
  Income from discontinued operations, net of income
    taxes...................................................        2,078          2,158         3,188
  Gain on disposal of discontinued operations, net of income
    taxes...................................................       34,270            559         9,633
                                                              -----------   ------------   -----------
                                                                   15,884        (27,108)       15,033
Extraordinary loss, net of income taxes.....................         (530)            --            --
                                                              -----------   ------------   -----------
Net income (loss)...........................................       15,354        (27,108)       15,033
Preferred dividends.........................................       (6,101)        (4,965)       (4,329)
Accretion of redeemable preferred stock.....................         (605)          (448)         (443)
                                                              -----------   ------------   -----------
Net income (loss) applicable to common stockholders.........  $     8,648   $    (32,521)  $    10,261
                                                              ===========   ============   ===========
Basic (loss) income per common share:
  Continuing operations.....................................  $(25,087.71)  $ (32,537.39)  $ (2,363.80)
  Income from discontinued operations.......................     1,918.74       1,992.61      2,943.67
  Gain on disposal of discontinued operations...............    31,643.58         516.16      8,894.74
  Extraordinary item........................................      (489.38)            --            --
                                                              -----------   ------------   -----------
  Net income (loss) applicable to common stockholders.......  $  7,985.23   $ (30,028.62)  $  9,474.61
                                                              ===========   ============   ===========
Diluted income (loss) per common share:
  Continuing operations.....................................  $(21,512.27)                 $ (2,069.52)
  Income from discontinued operations.......................     1,645.29                     2,577.20
  Gain on disposal of discontinued operations...............    27,133.81                     7,787.39
  Extraordinary item........................................      (419.64)                          --
                                                              -----------                  -----------
  Net income applicable to common stockholders..............  $  6,847.19                  $  8,295.07
                                                              ===========                  ===========
Weighted average common stock outstanding...................        1,083          1,083         1,083
Weighted average common stock outstanding and dilutive
  equivalents outstanding...................................        1,263          1,243         1,237
                                                              ===========   ============   ===========

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                             (DOLLARS IN THOUSANDS)

                                                                             COMMON        OTHER
                                         COMMON    PAID-IN    ACCUMULATED    STOCK     COMPREHENSIVE
                                         STOCK     CAPITAL      DEFICIT     WARRANTS      (LOSS)        TOTAL
                                        --------   --------   -----------   --------   -------------   --------
Balance, April 25, 1998...............     $1      $19,527      $(72,603)    $2,200       $   (60)     $(50,935)
Net income............................                            15,033                                 15,033
Preferred stock dividends.............                            (4,329)                                (4,329)
Accretion of redeemable preferred
  stock...............................                              (443)                                  (443)
Change in foreign currency............                                                       (287)         (287)
                                           --      -------      --------     ------       -------      --------
Balance, April 24, 1999...............      1       19,527       (62,342)     2,200          (347)      (40,961)
Net loss..............................                           (27,108)                               (27,108)
Preferred stock dividends.............                            (4,965)                                (4,965)
Accretion of redeemable preferred
  stock...............................                              (448)                                  (448)
Change in foreign currency
  translation.........................                                                        (86)          (86)
                                           --      -------      --------     ------       -------      --------
Balance, April 29, 2000...............      1       19,527       (94,863)     2,200          (433)      (73,568)
Net income............................                            15,354                                 15,354
Preferred stock dividends.............                            (6,101)                                (6,101)
Accretion of redeemable preferred
  stock...............................                              (605)                                  (605)
Issuable shares of common stock and
  common stock warrants...............                 613                      613                       1,226
Change in foreign currency
  translation.........................                                                     (1,451)       (1,451)
Pension liability adjustment..........                                                       (376)         (376)
                                           --      -------      --------     ------       -------      --------
Balance, April 28, 2001...............     $1      $20,140      $(86,215)    $2,813       $(2,260)     $(65,521)
                                           ==      =======      ========     ======       =======      ========

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 28,   APRIL 29,   APRIL 24,
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ 15,354    $(27,108)    $15,033
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Income from discontinued operations, net of income
      taxes.................................................    (2,078)     (2,158)     (3,188)
    Extraordinary item, net of income taxes.................       530          --          --
    Depreciation and amortization...........................    20,766      15,250       9,075
    Write down for impairment of long lived assets and
      assets held for sale to net realizable value..........        --       1,236          --
    Restructuring charge--inventory markdown................        --         855          --
    Write-off of purchased research and development.........        --       1,650          --
    Non-cash interest.......................................     1,255       1,095       1,289
    Deferred income taxes...................................     9,346        (897)      2,203
    Undistributed earnings of affiliate.....................       (85)       (269)       (222)
    Gain on sale of discontinued operations.................   (34,270)       (559)     (9,633)
    Gain on sale of assets and other........................      (250)       (154)       (379)
Change in assets and liabilities, net of effects of business acquisitions and divestitures:
      Accounts receivable...................................    (9,024)     (3,894)       (115)
      Proceeds from the sale of accounts receivable.........    (2,921)     13,200          --
      Refundable income taxes...............................     1,075        (596)      2,013
      Inventories...........................................   (11,175)       (718)     (4,350)
      Cost and earnings in excess of billings...............    (5,618)      4,706          --
      Prepaid expenses and other current assets.............     2,400      (3,847)         55
      Other assets..........................................    (7,835)       (719)       (633)
      Accounts payable, accrued interest and accrued
        liabilities.........................................   (11,378)     (4,084)      1,884
      Billings in excess of cost............................    (1,492)       (526)         --
      Advance payments by customers.........................    11,436       2,726      (1,889)
      Federal, foreign and state income taxes payable.......   (13,682)     (1,209)     (5,575)
                                                              --------    --------     -------
        Net cash (used in) provided by continuing
          operations........................................   (37,646)     (6,020)      5,568
        Net cash provided by discontinued operations........     4,964       5,871       3,049
                                                              --------    --------     -------
        Net cash (used in) provided by operating
          activities........................................   (32,682)       (149)      8,617
Cash flows from investing activities:
  Additions to property, plant and equipment, continuing
    operations..............................................    (9,365)    (11,531)     (6,958)
  Additions to property, plant and equipment, discontinued
    operations..............................................    (2,038)     (1,244)     (2,252)
  Acquisition of Ansaldo Sistemi Industriali, S.p.A., net of
    cash acquired...........................................     5,679     (24,202)         --
  Acquisition of Charles Evans & Associates, net of cash
    acquired................................................        --     (38,001)         --
  Acquisition of Industrial Power Rectifier product line....        --          --      (3,226)
  Acquisition of Vivirad High Voltage, net of cash
    acquired................................................    (2,281)         --          --
  Proceeds from sales of discontinued operations, net of
    expenses................................................    65,011       1,190      25,295
  Proceeds from sales of assets and other, net of
    expenses................................................     3,551       3,208         681
  Other.....................................................       (66)         --          49
                                                              --------    --------     -------
        Net cash provided by (used in) investing
          activities........................................    60,491     (70,580)     13,589
                                                              --------    --------     -------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 28,   APRIL 29,   APRIL 24,
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net borrowings (payments) from foreign credit line........  $  4,193    $  2,084     $(2,129)
  Net (increase) decrease in restricted cash................   (25,411)     12,870      (2,986)
  Principal (payments) borrowing on long-term obligations...    (4,404)     19,580      (1,762)
  Net borrowings under credit agreement.....................    11,756       8,373          --
  Proceeds from the issuance of long-term obligations, net
    of issuance costs.......................................    13,766       1,326          21
  Minority interest.........................................        59          --          --
  Cash overdraft, continuing operations.....................    (2,360)      2,209        (195)
  Cash overdraft, discontinued operations...................        --          10        (330)
                                                              --------    --------     -------
      Net cash (used in) provided by financing activities...    (2,401)     46,452      (7,381)
                                                              --------    --------     -------
Effect of foreign exchange rate changes on cash.............    (3,783)     (1,043)       (139)
                                                              --------    --------     -------
      Net increase (decrease) in cash and cash
        equivalents.........................................    21,625     (25,320)     14,686
Cash and cash equivalents, beginning of year................     5,307      30,627      15,941
                                                              --------    --------     -------
Cash and cash equivalents, end of year......................  $ 26,932    $  5,307     $30,627
                                                              ========    ========     =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest................................................  $ 22,496    $ 18,853     $17,972
    Income taxes............................................     1,977       3,880       1,947
Supplemental Schedule of Non-cash Investing and Financing
  Activities:
  Preferred stock dividends-in-kind and issuable preferred
    stock dividends-in-kind.................................  $  6,101    $  4,965     $ 4,329
  Leased asset additions....................................       198       1,367       3,606
  Fixed assets transferred to inventory.....................        --          --         243

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

NATURE OF OPERATIONS

    High Voltage Engineering Corporation (the "Company") operates a diversified group of three industrial and technology based manufacturing business segments with multiple product lines that serve a broad spectrum of original equipment manufacturers and end-users. Business and customer concentration is lessened due to the diversified nature of its portfolio of businesses, with respect to products sold and end-markets served on a world-wide basis. Examples of end-markets served include process automation, metal and steel, freshwater and wastewater treatment, petrochemicals, pulp and paper, marine and cable, semiconductor fabrication, chemicals, construction, agriculture, materials handling, scientific and educational research.

FINANCIAL STATEMENT PRESENTATION

    The Company is 92.4% owned by Letitia Corporation ("Letitia"). The Company's wholly owned subsidiaries include Ansaldo Sistemi Industriali S.p.A. and subsidiaries ("ASI"), Robicon Corporation and subsidiaries ("Robicon"), Physical Electronics, Inc. and subsidiaries ("PHI"), Maxima Technologies, Inc. and subsidiaries ("Maxima"), and High Voltage Engineering Europa B.V. ("HVE Europa").

    The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries after elimination of material intercompany transactions and balances.

    The Company maintains non-controlling interest in certain affiliated companies which are accounted for using the equity method. Separate disclosure is not presented as the amounts are not significant.

ACCOUNTING PERIOD

    The Company operates on a 52 or 53 week fiscal period. The terms "fiscal 2001", "fiscal 2000" and "fiscal 1999" refer to the Company's fiscal years ended April 28, 2001, April 29, 2000 and April 24, 1999, respectively. Fiscal 2001, fiscal 2000 and fiscal 1999 include the results of operations of the Company for 52 weeks, 53 weeks and 52 weeks, respectively.

REVENUE RECOGNITION

    The Company follows both the completed-contract method and the percentage-of completion methods of accounting for contract revenue. Contracts are considered complete upon completion of all essential contract work, including support for integrated testing and customer acceptance.

    Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs of uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs is shown as a current liability.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated costs incurred to date with management's current estimate of total costs to be incurred at contract completion. Revenue is recognized on the basis of actual costs incurred plus the portion of income earned.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A summary of activity in the allowance for doubtful accounts is as follows:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 28,   APRIL 29,   APRIL 24,
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Balance at beginning of year................................   $ 7,046     $ 1,835     $1,990
Provision...................................................      (732)        112        (70)
Charge-offs, net of recoveries..............................    (2,197)     (1,407)      (118)
Acquisitions, divestitures and effect of receivable
  securitization............................................       (77)      6,506         33
                                                               -------     -------     ------
Balance at end of year......................................   $ 4,040     $ 7,046     $1,835
                                                               =======     =======     ======

CASH EQUIVALENTS

    For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

    Cash overdrafts included in trade accounts payable were $4,251 and $6,611 at April 28, 2001 and April 29, 2000, respectively.

    At April 28, 2001 and April 29, 2000, cash in the amounts of $11,119 and $7,646 respectively, was in uninsured foreign bank accounts, including $4,432 and $4,061, respectively which was used for collateral for bank guarantee facilities for customer advances.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

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

COST IN EXCESS OF NET ASSETS ACQUIRED

    The cost in excess of net assets acquired (goodwill) is amortized on the straight-line basis over the expected period of benefit of three to forty years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected undiscounted future operating cash flows derived from such goodwill is less than the carrying value.

INTANGIBLE ASSETS

    Costs incurred to obtain debt financing are amortized over the expected term of the related debt. Amortization of deferred financing costs is recorded as interest expense. The costs associated with consulting agreements are amortized over the period to which the agreements relate. Patents are amortized on the straight line basis over the remaining legal lives.

LONG-TERM COMPENSATION PLAN

    Costs associated with a Valuation Creation Plan ("VCP") which provides long-term compensation for key individuals are recorded, on a quarterly basis, based on the formula as defined in the VCP. Cost associated with a Phantom Stock Appreciation Rights Plan ("PSAR") which provides long-term incentive compensation for key individuals of PHI are determined on an annual basis, based on an formula as defined in the PSAR and are recorded on a quarterly basis.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME (LOSS)

    For fiscal 2001, comprehensive loss consisted of foreign currency translation of $1,884 and pension liability adjustments of $376, net of taxes. In fiscal 2000 and fiscal 1999, respectively, the components of other comprehensive loss consisted solely of foreign currency translation adjustments.

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

    At April 28, 2001, the notional amounts of forward exchange contracts, primarily to sell or buy U.S. dollars, totaled $14,261. All of these contracts mature in fiscal 2002. Deferred unrealized gains from hedging firm commitments are immaterial.

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

    The Company has manufacturing operations in seven foreign countries (Italy, Spain, Germany, France, the United Kingdom, The Netherlands and Mexico). Risks inherent in foreign operations include changes in social, political and economic conditions, changes in currency exchange rates, changes in the laws and policies that govern foreign investments in countries, changes in United States laws and regulations relating to foreign trade and investment.

    The Company has made significant acquisitions which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company's existing businesses.

LIQUIDITY

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company expects it will be able to refinance its principal payment obligations under its significant outstanding indebtedness prior to maturity of the 1998 Senior Notes.

USE OF ESTIMATES

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NET INCOME (LOSS) PER SHARE

    The Company computes basic EPS utilizing only weighted shares outstanding, while diluted EPS is computed considering the dilution of warrants and issuable shares of common stock. Dilutive EPS is not presented for fiscal 2000 because losses from continuing operations exist for this period and results in an antidilutive effect.

ADVERTISING

    Advertising costs are expensed as incurred. Advertising expense was $3,304, $4,034 and $1,943 for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

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

    The carrying amounts of borrowings under short-term revolving credit agreements, and variable rate long-term debt instruments approximate their fair value as the floating rates applicable to the financial instruments reflect changes in overall market interest rates. The fair value of other long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues. At April 28, 2001, the carrying amount and estimated fair value of long-term debt and foreign receivables facilities were $226,468 and $151,780, respectively.

    The carrying value of the redeemable put warrants approximates the fair value based on an estimate by management.

    The fair value of the Company's redeemable preferred stock at April 28, 2001, is estimated based on the quoted market prices for the same or similar issues. At April 28, 2001, the carrying amount and estimated fair value of redeemable preferred stock were $46,122 and $20,294, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The estimate fair value of forward currency exchange contracts calculated using the exchange rate at April 28, 2001, as quoted by the respective brokers was approximately $14,274.

    Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company does purchase foreign exchange hedging instruments however, we do not currently engage in trading market risk sensitive instruments or "other than trading" instruments that are likely to materially expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company cannot guarantee that we will not do so in the future as our operations expand domestically and abroad. The Company is evaluating the impact of foreign currency exchange risk and other derivative instrument risk on our results of operations. The Company will adopt SFAS
No. 133 as required by SFAS No. 137, "Deferral of The Effective Date of FASB Statement No. 133", in fiscal year 2002. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FIN No. 44, "Accounting For Certain Transactions Involving Stock Compensation, an Interpretation Of Accounting Principles Board Opinion No. 25", which is intended to clarify certain problems that have arisen since the issuance of APB Opinion No. 25, "Accounting For Stock Issued To Employees", in certain situations, as defined. FIN No. 44 which is effective July 1, 2000, generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000 but is retroactive for specified events occurring after December 15, 1998. Adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. (ii) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
(iii) Goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. (iv) Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact the SFAS 141 and 142 will have on its financial reporting requirements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 2000 and 1999 consolidated financial statements in order to conform with the current year's presentation.

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

    On March 7, 2001, the Company closed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78,722. The Company recorded a gain on the disposal of $34,270, net of taxes and transaction related expenses. Revenues attributable to Anderson discontinued operations were approximately $24,450, $28,689 and $27,371 for fiscal 2001, 2000 and 1999, respectively. As a result of this sale the Company's consolidated results of operations have been restated to reclassify the results of operations of Anderson to discontinued operations.

    The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson is subject to a covenant of the Senior Notes Indenture which requires the Company to apply such cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or (iii) offer to repurchase the 1998 Senior Notes pursuant to an Excess Proceeds Offer (as defined). In connection to the sale of Anderson, the Company had reclassified $25,000 to restricted cash pursuant to the consent related to the Financing Agreement. On June 19, 2001 the Company amended the Financing Agreement releasing the restrictions on this cash (note T).

    On July 2, 1999, PHI acquired all the outstanding capital stock of Charles Evans & Associates ("CE&A") pursuant to a Stock Purchase Agreement ("Agreement") among PHI and the shareholders of CE&A. Under the Agreement, the former shareholders of CE&A received in exchange for their stock an aggregate consideration of $38,624 in cash, a portion of which was used to pay off all debt of CE&A outstanding at the closing. The CE&A acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based the fair values at the date of the acquisition. The Company recorded a charge of $1,650 for purchased research and development which had been revalued. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which will be amortized on a straight-line basis over 20 years.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED)

    On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of Vivirad High Voltage ("VHV") pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, VHV, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller would receive in exchange for the stock of Holdings an aggregate purchase price of $2,281 comprised of $981 in cash and $1,300 in certain deferred payments. The deferred payments were represented by Promissory Notes of PHI in the aggregate amount of $1,300 with such notes due at various times.

    The VHV acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based the fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which will be amortized on a straight-line basis over 5 years.

    On December 22, 1999, the Company received the consent (the "Consent Solicitation") of the holders of its outstanding $155,000, 10.5% Senior Notes (the "Notes") due 2004, for the waiver of, and amendment to, certain provisions of the indenture governing the Notes (the "Indenture"). As more fully described in the Consent Solicitation, the Company entered into a series of transactions including (i) the acquisition of Ansaldo Sistemi Industriali, S.p.A., an Italian corporation, and subsidiaries ("ASI"); (ii) the simultaneous purchase by the Company of $8,500 of 5.0% unsecured notes of the Nicole Corporation (the "Nicole Intercompany Notes"), a wholly owned subsidiary of the Company and holding company of ASI; (iii) the pledge by the Company of Nicole Intercompany Notes to secure the Company's obligations under the Notes; (iv) allow the Company to sell certain account receivables to a limited purpose unrestricted subsidiary of the Company, pursuant to the Receivables Purchase Facility. The purpose of the waivers was to waive any default arising under the Indenture as a result of the completion of the ASI acquisition and the purchase by the Company of the Nicole Intercompany Notes. The principal purposes of the amendments were (i) to designate Nicole Corporation as an unrestricted subsidiary of the Company, as defined under the Indenture; and (ii) to amend the amount available to the Company to make Restricted Payments; and (iii) to include as Permitted Investment the transfer of certain accounts receivable of the Company's subsidiaries pursuant to the Receivables Purchase Facility. In consideration of the Consent Solicitation, the Company, (i) paid a Consent Fee and related expenses of $3,451; (ii) increased the amount of interest payable on the Notes to 10.75% until such time the Company is able to incur additional indebtedness under the Indenture; (iii) offered as collateral for the notes, the PHI Eden Prairie facility and a pledge of the Nicole Intercompany Notes.

    On December 22, 1999, the Company acquired all the outstanding capital stock of ASI, from Ansaldo Invest, S.p.A., an Italian corporation, which was the corporate parent of ASI and a wholly owned subsidiary of Finmeccanica S.p.A. pursuant to a Stock Purchase Agreement ("Purchase Agreement") for an aggregate purchase price of $23,382 for cash and debt. The acquisition was completed on January 18, 2000. The purchase price was subject to an adjustment based on the difference between the actual working capital, as defined, at the closing date and a minimum contractual amount per the Purchase Agreement. The Company filed for arbitration in Italy to settle this final purchase price adjustment. In March 2001, the Company received a refund of the final purchase adjustment of approximately $6,200. The Company agreed to pay approximately $2,100 for

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED) amounts owed related to the financing of certain receivables in connection with the acquisition. The impact to the purchase price was $5,679.

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon a third party appraisal of the fair value at the date of acquisition. The Company has determined that there is an excess of book value over cost which has been allocated to certain long term assets.

    The net purchase prices have been allocated as follows:

                                                            CE&A       ASI        VHV       TOTAL
                                                          --------   --------   --------   --------
Working capital, other than cash acquired...............  $   836    $ 15,230    $   --    $ 16,066
Property, plant and equipment...........................   15,737      29,551        --      45,288
Other assets (includes purchased in-process research and
  development)..........................................   10,014       2,785        --      12,799
Cost in excess of assets acquired.......................   14,104          --     2,281      16,385
Other liabilities.......................................   (2,690)    (29,043)       --     (31,733)
                                                          -------    --------    ------    --------
Purchase price, net of cash received....................  $38,001    $ 18,523    $2,281    $ 58,805
                                                          =======    ========    ======    ========

    The operating results of CE&A and VHV have been included in the Company's Consolidated Statement of Operations from the dates of acquisition. Pursuant to the Purchase Agreement, the operating results of ASI have been included in the Company's Consolidated Statement of Operations from January 1, 2000.

    The following pro forma financial information illustrates the effects of the acquisitions of CE&A and ASI after giving effect to the impact of certain adjustments, such as amortization, depreciation and certain purchase accounting adjustments. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of the periods presented, consolidated net sales would have been $407,048, for the fiscal year ended April 29, 2000. Consolidated pro forma loss from continuing operations before discontinued operations would have been $45,644 for the fiscal years ended April 29, 2000. Consolidated pro forma net loss applicable to common stockholders would have been $48,340 for the fiscal year ended April 29, 2000. Consolidated pro forma basic and diluted net loss from continuing operations per common share applicable to common shareholders would have been $47,144.10 for the fiscal year ended April 29, 2000.

    The pro forma results are not necessarily indicative of the actual results as if the transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

    On December 31, 1998, a wholly owned subsidiary of the Company acquired certain the assets of GE Industrial Power Rectifier ("IPR") product line for $3,226 in cash and entered into certain related agreements with GE including a license agreement and a production services agreement. The unaudited pro forma financial information for fiscal 1999 has not been presented because the effect of the transaction would not have been material to the results of operations.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED)
    On April 23, 1999, the Company sold substantially all of the assets and liabilities of its Natvar operating unit. The price for Natvar was $26,000, paid in cash. Of the aggregate $26,000 received by the Company in connection with the sale, $1,250 was received by the Company in fiscal 2000. Revenues applicable to Natvar discontinued operations were approximately $15,636 for fiscal 1999.

    On December 29, 1999, the Company entered into a Trade Receivables Purchase Facility (the "Receivables Purchase Facility") with High Voltage Funding Corporation ("HV-FC"), a limited purpose subsidiary of the Company. Under this agreement, domestic subsidiaries of the Company sell a defined pool of domestic trade accounts receivable ("Pool Assets"), and the related rights inherited of the Company and its domestic subsidiaries to HV-FC. The Receivables Purchase Facility allowed the domestic subsidiaries to sell to the Company which in turn, sold to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $22,500. HV-FC owned all of its assets and sold participating interests in such accounts receivable to a third party which in turn, purchased and received ownership and security interests in those assets. HV-FC had the risk of credit loss on the receivables. The proceeds from the sale were used to reduce borrowings and to fund operations and acquisitions. The proceeds were less than face value of accounts receivable sold, by an amount that approximates the cost that HV-FC would incur if it were to issue commercial backed paper by these accounts receivable. At April 29, 2000, the Company had received proceeds of $13,200 under the Receivables Purchase Facility.

    On November 30, 2000, the Company simultaneously closed a Financing Agreement ("Financing Agreement") and Receivables Purchase Agreement ("Refinanced Receivables Purchase Agreement") for the purpose of refinancing the existing revolving credit facility ("Revolving Credit Facility") and Receivables Purchase Facility (note H).

    The Company entered into the Refinanced Receivables Purchase Facility with HV-FC. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company would sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Refinanced Receivables Purchase Facility allows the domestic subsidiaries to sell to the Company which, in turn, sells to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $25,000. HV-FC owns all of its assets and sells participating interests in such accounts receivable to a third party which, in turn, purchases and receives an ownership and security interests in those assets. As collections reduce accounts receivable included in the pool, the operating subsidiaries sell new receivables to HV-FC. The limited purpose subsidiary has the risk of credit loss on the receivables. The proceeds are less than face value of accounts receivable sold. The Company's domestic operating subsidiaries retain the collections and administrative responsibilities for the participating interests in the Pool Assets. At April 28, 2001, the Company had received proceeds of $10,279 under the Refinanced Receivables Purchase Facility. The discount from the face value, which Amounted to $2,519 and $857 at April 28, 2001 and April 29, 2000, respectively, is accounted for as a loss on the sale of receivables and has been included in other income and expenses in the Company's Consolidated Statement of Operations.

    Pursuant to the sale of the assets of Anderson, the Company was required to amend certain financial ratios of the Financing Agreement and the Refinanced Receivables Purchase Facility. In June, 2001, the Company terminated the Receivable Purchase Facility and signed an amendment to the Financing Agreement ("First Amendment") (note T).

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE C--INVENTORIES

    Inventories consisted of the following as of:

                                                            APRIL 28,   APRIL 29,
                                                              2001        2000
                                                            ---------   ---------
Raw materials.............................................   $32,267     $25,354
Work in process...........................................    24,776      19,862
Finished goods............................................     4,588       5,240
                                                             -------     -------
Total.....................................................   $61,631     $50,456
                                                             =======     =======

NOTE D--COSTS AND EARNINGS EXCESS OF BILLINGS--BILLINGS IN EXCESS OF COSTS

    Contract costs and related billings consisted of the following as of:

                                                              APRIL 28,   APRIL 29,
                                                                2001        2000
                                                              ---------   ---------
Cost incurred and income recognized on uncompleted
  contracts.................................................   $38,202     $35,656
Related billings............................................    25,170      28,242
                                                               -------     -------
Total costs in excess of billings...........................   $13,032     $ 7,414
                                                               =======     =======

Billings on uncompleted contracts...........................   $52,250     $44,299
Related costs incurred and income recognized................    47,954      38,511
                                                               -------     -------
Total billings in excess of costs...........................   $ 4,296     $ 5,788
                                                               =======     =======

    Accounts receivable include retainages of approximately $359 and $3,047 as of April 28, 2001 and April 29, 2000, respectively. Bill and hold receivables were immaterial as of April 28, 2001 and April 29, 2000, respectively. Unbilled receivables were immaterial as a result of the Company's receivable securitization program as of April 28, 2001 and April 29, 2000, respectively.

NOTE E--PREPAIDS AND OTHER CURRENT ASSETS

    Prepaid and other current assets consisted of the following as of:

                                                            APRIL 28,   APRIL 29,
                                                              2001        2000
                                                            ---------   ---------
Value added tax receivable................................   $2,516      $ 2,911
ASI good faith deposit....................................       --        2,734
Prepayments and deposits..................................    3,100        2,726
Prepaid insurance.........................................      311          525
Employee advances and other receivables...................    1,130        1,236
Other.....................................................    1,637          962
                                                             ------      -------
  Total...................................................   $8,694      $11,094
                                                             ======      =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following as of:

                                                          APRIL 28,   APRIL 29,
                                                            2001        2000
                                                          ---------   ---------
Land and buildings......................................  $ 43,854    $ 45,510
Machinery and equipment.................................    77,975      78,218
Construction in progress................................     2,819       1,166
                                                          --------    --------
  Total.................................................   124,648     124,894
Less accumulated depreciation and amortization..........   (41,668)    (30,359)
                                                          --------    --------
  Total.................................................  $ 82,980    $ 94,535
                                                          ========    ========

    Property under capital leases is included in these amounts (note P).

NOTE G--COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER NON-CURRENT ASSETS

INVESTMENT IN JOINT VENTURE

    A subsidiary of the Company owns a 50% interest in a joint venture which is being accounted for under the equity method. The Company recorded income of $472 and $188 in fiscal 2001 and fiscal 1999, respectively and a loss of $239 in fiscal 2000, related to this investment.

ASSETS HELD FOR SALE

    Assets held for sale at April 29, 2000 have been restated to include substantially all the net assets of Anderson, which was sold on March 7, 2001, in the amount of $7,703.

    At April 28, 2001, assets held for sale consisted of a former manufacturing facility. This property is recorded at the lower of the carrying amount or fair value less costs to sell. It is reasonably possible that the proceeds from the sale of this property will differ significantly from the carrying amount and additional losses may be recorded. The property is leased to a third party. The lease is for a term of five years which commenced in March, 1997 with annual payments of $336 in year one, $360 in year two, $468 in year three, $528 in year four and $567 in year five. This lease contains a buyout provision which has been exercised.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G--COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER NON-CURRENT ASSETS (CONTINUED)
OTHER ASSETS

    Other assets and costs in excess of net assets acquired consisted of the following as of:

                                                                                            APRIL 29,
                                                                 APRIL 28, 2001               2000
                                                       ----------------------------------   ---------
                                                                                   NET         NET
                                                        GROSS     ACCUMULATED    CARRYING   CARRYING
                                                        AMOUNT    AMORTIZATION    AMOUNT     AMOUNT
                                                       --------   ------------   --------   ---------
Cost in excess of net assets acquired (note B).......  $42,828      $ (9,796)    $33,032     $34,957
                                                       =======      ========     =======     =======
Deferred financing costs (note H)....................  $ 9,897      $ (4,703)    $ 5,194     $ 5,585
Prepaid pension cost (note L)........................    3,248            --       3,248       2,833
Prepaid taxes on severance indemnities...............    7,271            --       7,271       2,589
Investment in HV-FC (note B).........................   39,935            --      39,935      20,563
Investment in affiliates.............................    3,286            --       3,286       3,286
Non-compete and other intangible assets..............    7,159        (3,082)      4,077       5,050
Patents..............................................    7,065        (2,248)      4,817       5,655
Other................................................    1,638           (19)      1,619         716
                                                       -------      --------     -------     -------
  Total..............................................  $79,499      $(10,052)    $69,447     $46,277
                                                       =======      ========     =======     =======

    Amortization expense was $7,849, $4,316 and $3,003 for fiscal 2001, 2000 and 1999, respectively.

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES

    Long-term obligations consisted of the following as of:

                                                              APRIL 28,   APRIL 29,
                                                                2001        2000
                                                              ---------   ---------
1998 Senior Notes...........................................  $155,000    $155,000
1998 Senior Notes Premium...................................        51          66
Secured revolving credit facility...........................    20,130       8,374
Term loan...................................................    18,435      18,776
Foreign bank facilities.....................................    12,574       1,416
Capital lease obligations (note P)..........................     7,046       9,062
Mortgage notes payable......................................     6,446       7,381
Notes payable...............................................       711          --
                                                              --------    --------
  Total.....................................................   220,393     200,075
  Less current maturities...................................    (8,805)     (9,836)
                                                              --------    --------
  Long-term obligations, net of current maturities..........  $211,588    $190,239
                                                              ========    ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES (CONTINUED)
1998 SENIOR NOTES

    On December 22, 1999, the Company received the consent of the holders of the outstanding $155,000, 10.5% Senior Notes due 2004, for the waiver of, and amendment to, certain provisions of the Indenture governing the Notes as more fully described in the Consent Solicitation. In consideration of the Consent Solicitation, the Company paid a Consent Fee and related expenses of $3,451, increased the amount of interest payable on the Notes to 10 3/4% until such time the Company is able to incur additional indebtedness under the Indenture, offered as collateral certain real property of the Company and a pledge of Intercompany Notes of an Unrestricted Subsidiary of the Company as defined in the Indenture (note B).

    The Notes are general unsecured obligations of the Company and rank senior to any subordinated indebtedness and are subordinated to all existing and future secured indebtedness, including the Credit Agreement. Interest is payable semiannually on February 15 and August 15. The Notes may be redeemed in whole or in part at any time on or after August 15, 2001 at redemption prices expressed as a percentage of the face value of the Senior Notes plus accrued and unpaid interest.

YEAR                                                          PERCENTAGE
----                                                          ----------
2001........................................................    105.250%
2002........................................................    102.625%
2003........................................................    100.000%

    The Company is obligated in certain instances to make an offer to purchase the Senior Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the purchase date, with portions of the Available Asset Sale Proceeds, as defined, of certain asset sales. Upon occurrence of a Change of Control, as defined, each holder of the Notes will be entitled to require the Company to purchase such holder's Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

REFINANCED REVOLVING CREDIT FACILITY

    On November 30, 2000, the Company entered into a Financing Agreement for the purpose of refinancing the existing Revolving Credit Facility as described below.

    The Financing Agreement provided for a $25,000 credit facility consisting of
(i) a $5,000 revolving credit facility ("Refinanced Revolving Credit Facility") including a $5,000, sub-facility for the issuance of letters of credit; (ii) a $5,000, term loan ("Term Loan A"), and (iii) a $15,000 term loan ("Term Loan B"). The Financing Agreement generally provides for the full payment of principal at October 31, 2003.

    Availability under the Refinanced Revolving Credit Facility Agreement is limited to the lesser of (i) 60% of eligible inventory and (ii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders. Availability under Term Loan A is limited to 70% of the appraised orderly liquidation value of the eligible machinery and equipment. Interest under the Refinanced Revolving Credit Facility and Term Loan A is computed and payable monthly at the greater of the lender's reference rate (10.0% at April 28, 2001) or 9.0% plus

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES (CONTINUED)
(i) 2.5% through November 30, 2001, (ii) 3.0% from December 1, 2001 through November 30, 2002 and (iii) 4.5% after November 30, 2002. Interest under the Term Loan B is computed and payable monthly at the greater of the lender's reference rate (10.0% at April 28, 2001) or 9.0% plus (i) 3.25% through
November 30, 2001, (ii) 3.75% from December 1, 2001 through November 30, 2002 and (iii) 5.25% after November 30, 2002. The Company is required to pay monthly in arrears an unused facility fee of 0.5% of the available funds of the Refinanced Revolving Credit Facility. The Financing Agreement provides for liens on substantially all domestic property and assets of the Company. In connection with the above the Company has recorded an extraordinary loss of $530, net of taxes, to write off the deferred financing costs and prepayment penalties of the Revolving Credit Facility and Receivables Purchase Facility.

TERM LOAN

    On January 18, 2000, in connection with the acquisition of ASI, the Company entered in to the Term Loan with a syndicate of Italian Banks. The amount outstanding at April 28, 2001 was $18,435. The loan is collateralized by certain real property located in Italy and by pledged shares of ASI. The Term Loan is payable in five installments beginning in fiscal 2003. The Term Loan contains certain restrictions, including the prohibition of ASI from paying fees and dividends to the Company and the requirement that ASI meet certain financial ratios.

FOREIGN RECEIVABLES FACILITIES

    Certain foreign subsidiaries are parties to facilities in which receivables are sold with recourse. Amounts outstanding at April 28, 2001 and April 29, 2000, under the foreign receivables facilities were $6,075 and $1,937, respectively. The borrowing bears interest from 0.25% to 10% per annum, and matures at the earlier of the collection of the receivables securing the credit line or 180 days.

MORTGAGE NOTES PAYABLE

    The mortgage notes generally are due June 2004, September 2009, July 2011 and January 2016, and bear interest between 2% and 9.75% (weighted average interest rate of 7.6% at April 28, 2001). The notes are collateralized by land and buildings with a net book value of approximately $10,092 as of April 28, 2001. Certain of these mortgages were issued through the Pennsylvania Economic Development Financing Authority ("PEDFA") and the Pennsylvania Industrial Development Authority in conjunction with the construction of a facility for a subsidiary of the Company in 1995. The subsidiary may prepay the mortgage before maturity, subject to a prepayment premium ranging from 101% to 105% of the principal amount thereof.

    As of April 28, 2001, the Company was not in compliance of certain financial covenants contained in the Loan Agreement with PEDFA governing a $2,500 mortgage with a subsidiary of the Company. The Company has received a waiver with respect to such non-compliance. The waiver does not extend to any future periods, however, the Company believes it will be able to obtain additional waivers and intends to negotiate an amendment.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES (CONTINUED)

RESTRICTIVE COVENANTS

    The Financing Agreement, the Notes, Term Loan and Mortgage Notes Payable contain restrictive provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material subsidiaries and other matters (notes B and J).

ANNUAL MATURITIES

    Aggregate maturities of long-term obligations are as follows:

FISCAL
------
2002........................................................  $  8,805
2003........................................................     6,302
2004........................................................    26,223
2005........................................................   160,751
2006........................................................     5,841
Thereafter..................................................    12,471
                                                              --------
                                                              $220,393
                                                              ========

REDEEMABLE PUT WARRANTS

    As of April 28, 2001, the Company has issued and issuable 79.6688 warrants to purchase shares of common stock at $.01 per share, subject to a dilution adjustment, under certain circumstances, as defined. For financial reporting purposes, the Company has assigned an estimated fair value of $2,900 to the warrants. The warrants expire on May 9, 2004. As of May 1, 2000, the holders of the warrants may present, subject to conditions specified in the warrant, the warrants for payment to the Company for amounts which are the greater of the then appraised value or by a formula as described in the warrant. The Company does not believe these matters will have a material change to its financial statements.

FOREIGN BANK FACILITIES

    At April 28, 2001, the Company had outstanding $12,574, under certain foreign bank facilities. Principal and interest is generally payable in equal annual installments over the term of each facility. These facilities bear interest at rates between 2.82% and 9.0%. These facilities have terms between one and fifteen years.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I--ACCRUED LIABILITIES AND OTHER LIABILITIES

    Accrued liabilities consisted of the following:

                                                              APRIL 28,   APRIL 29,
                                                                2001        2000
                                                              ---------   ---------
Employee compensation and related expenses, including
  current portion of long term compensation (note L)........   $19,924     $16,678
Product warranty costs......................................     4,511       4,520
Deferred maintenance revenue................................     4,218       3,999
Commissions.................................................     2,625       2,499
Restructuring costs.........................................       201       3,809
Sales, use tax and property tax.............................     1,128       1,359
Customer product installation and training..................     1,239       1,608
Legal and audit.............................................       513         560
Utility expense.............................................       239         295
Accrued liabilities on divestitures.........................       623          --
Other.......................................................     8,308       7,623
                                                               -------     -------
  Total.....................................................   $43,529     $42,950
                                                               =======     =======

    Other liabilities consisted of the following:

                                                              APRIL 28,   APRIL 29,
                                                                2001        2000
                                                              ---------   ---------
Environmental cleanup and related litigation costs (note
  Q)........................................................   $ 4,147     $ 4,697
Long term severance and long term incentive compensation
  (note L)..................................................    24,526      25,032
Other.......................................................       565       2,579
                                                               -------     -------
  Total.....................................................    29,238      32,308
  Less current portion included in accrued liabilities......      (989)       (989)
                                                               -------     -------
                                                               $28,249     $31,319
                                                               =======     =======

    In fiscal 2001, the Company recorded a restructuring costs in the Industrial Power Control segment of $143 which was relating to the reduction of some engineering and administrative headcount.

    In fiscal 2000, the Company recorded a restructuring costs in the Industrial Power Control segment of $3,986 which was comprised of $806 recorded in connection with the acquisition of ASI for headcount reductions and $2,360 related to a facility closing and $820 at Robicon for severance relating to the reduction of engineering and administrative headcount. The Company also recorded $975 in the Advanced Surface Analysis segment at PHI for severance.

    In fiscal 1999, the Company recorded a restructuring costs in the Industrial Power Control segment of $390 at Robicon for severance relating to the reduction of some engineering and administrative headcount and $190 in the Advanced Surface Analysis segment at PHI for severance paid to a former executive.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I--ACCRUED LIABILITIES AND OTHER LIABILITIES (CONTINUED)
INDUSTRIAL POWER CONTROL

    Restructuring cost for headcount reductions consisted of the following:

                                                                  YEARS ENDED
                                                             ---------------------
                                                             APRIL 28,   APRIL 29,
                                                               2001        2000
                                                             ---------   ---------
Balance at beginning of period.............................    $ 812       $  --
Provisions.................................................      143         820
Restructuring accrual associated with the acquisition of
  ASI......................................................       --         806
Charges....................................................     (999)       (737)
Effect of foreign currency translation.....................      107         (77)
                                                               -----       -----
Balance at end of period...................................    $  63       $ 812
                                                               =====       =====

    Restructuring cost for facility closing consisted of the following:

                                                                  YEARS ENDED
                                                             ---------------------
                                                             APRIL 28,   APRIL 29,
                                                               2001        2000
                                                             ---------   ---------
Balance at beginning of period.............................   $ 2,134     $   --
Restructuring accrual associated with the acquisition of
  ASI......................................................        --      2,360
Charges....................................................    (2,134)        --
Effect of foreign currency translation.....................        --       (226)
                                                              -------     ------
Balance at end of period...................................   $    --     $2,134
                                                              =======     ======

ADVANCED SURFACE ANALYSIS

    Restructuring cost for headcount reductions consisted of the following:

                                                               YEARS ENDED
                                                    ---------------------------------
                                                    APRIL 28,   APRIL 29,   APRIL 24,
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
Balance at beginning of period....................    $ 863       $  --       $ 186
Provisions........................................       --         975         190
Charges...........................................     (725)       (112)       (376)
                                                      -----       -----       -----
Balance at end of period..........................    $ 138       $ 863       $  --
                                                      =====       =====       =====

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--REDEEMABLE PREFERRED STOCK

    Redeemable Preferred Stock consisted of the following:

                                                                     SHARES ISSUED AND ISSUABLE
                                                            ---------------------------------------------
                                                              PAR        SHARES     APRIL 28,   APRIL 29,
                                                             VALUE     AUTHORIZED     2001        2000
                                                            --------   ----------   ---------   ---------
Series A Exchange Redeemable Preferred Stock..............     $1        110,000     48,892      43,137
                                                               ==        =======     ======      ======

    Changes in Redeemable Preferred Stock (issued and issuable) were as follows:

                                                              SERIES A
                                                              --------
Balance at April 24, 1999...................................  $35,229
Preferred stock dividends...................................    4,965
Accretion of redeemable preferred stock.....................      448
                                                              -------
Balance at April 29, 2000...................................   40,642
Preferred stock dividends...................................    6,101
Accretion of redeemable preferred stock.....................      605
Incremental discount (note K)...............................   (1,226)
                                                              -------
Balance at April 28, 2001...................................  $46,122
                                                              =======

DIVIDENDS AND REDEMPTIONS

    Dividends on Series A Exchange Redeemable Preferred Stock are cumulative and accrue at a rate of 12.5% per annum on the liquidation preference of $1,000 per share and are paid semiannually on February 15 and August 15. Dividends are payable in cash or additional shares at the Company's option, on any dividend payment date, occurring on or prior to August 15, 2002, except to the extent restricted by other agreements of the Company. If any dividend payable on any dividend payment date subsequent to August 15, 2000 is not paid in full in cash, the per annum dividend rate will be increased by 0.50% from such dividend payment date, and following two such non-cash payments, the per annum dividend rate will be increased by 1.00% for each additional semiannual period in which such non-cash payment occurs, up to a maximum of 2.0%. After the date on which such dividend default is cured, the dividend rate will revert to the original rate. After August 15, 2002, dividends must be paid in cash. The dividend rate at April 28, 2001 was 13.5%. Holders of Series A Exchange Redeemable Preferred Stock have preference as to payments of dividends over holders of common stock.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE J--REDEEMABLE PREFERRED STOCK (CONTINUED)
VOTING RIGHTS

    The holders of Series A Exchange Redeemable Preferred Stock have no voting rights except as provided by law or if (i) the Company after August 15, 2002 is in arrears in the payment of dividends in an amount equal to or exceeding two quarterly dividend payments (ii) the Company fails to redeem the Series A Exchange Redeemable Preferred Stock on or before August 15, 2005 or fails to discharge any redemption obligation (iii) the Company fails to make an offer to redeem the Series A Exchange Redeemable Preferred Stock in the event of a change of control or fails to purchase shares pursuant to a change of control offer; or the Company is in default of any covenants as defined in the Exchange Description or fails to pay the stated maturity of any indebtedness in excess of $3,000. In each event, the holders of the Series A Exchange Redeemable Preferred Stock have the right to elect directors to the board of the Company.

NOTE K--COMMON STOCK AND COMMON STOCK WARRANTS

    At April 28, 2001 and April 29, 2000, the Company had 4,000 shares of $.01 Par value common stock authorized, and 1,083 shares issued and outstanding. The declaration or payment of dividends is restricted as discussed in note H and J.

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

    In addition, pursuant to the Warrant Agreement, as of August 15, 2000, neither a Qualified Subsidiary IPO nor an initial public offering of HVE Common Stock, as defined, had occurred therefore, the Company is obligated to issue and sell to the then existing holders of certain Common Shares and Common Stock Warrants, as defined, additional Common Shares and Common Stock Warrants representing 2.5% of the HVE Common Stock on a fully-diluted basis. In connection with the above, the Company has recorded the fair value of the additional common shares issuable and additional warrants issuable of $613 and $613, respectively offset by an incremental discount to the redeemable preferred stock of $1,226.

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

NOTE L--BENEFIT PLANS (CONTINUED)

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                 YEARS ENDED
                                                            ---------------------
                                                            APRIL 28,   APRIL 29,
                                                              2001        2000
                                                            ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year.............................................   $18,939     $19,287
Interest cost.............................................     1,378       1,410
Actuarial (gain) loss.....................................      (204)        (68)
Benefits paid.............................................    (1,812)     (1,690)
                                                             -------     -------
                                                             $18,301     $18,939
                                                             =======     =======

    The change in the plan assets is summarized as follows:

                                                                 YEARS ENDED
                                                            ---------------------
                                                            APRIL 28,   APRIL 29,
                                                              2001        2000
                                                            ---------   ---------
Fair value of plan assets at the beginning of the year....   $20,907     $19,578
Actual return on plan assets..............................      (761)      3,019
Benefits paid.............................................    (1,812)     (1,690)
                                                             -------     -------
                                                             $18,334     $20,907
                                                             =======     =======

Funded status.............................................   $    33     $ 1,968
Unrecognized net actuarial loss...........................     3,215         864
                                                             -------     -------
Prepaid benefit cost (note G).............................   $ 3,248     $ 2,832
                                                             =======     =======

    Weighted-average assumptions:

Discount rate.............................................     7.75%      7.75%
Expected rate of return...................................     9.00%      9.00%

    The components of net periodic benefit are summarized as follows:

                                                               YEARS ENDED
                                                    ---------------------------------
                                                    APRIL 28,   APRIL 29,   APRIL 24,
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
Interest cost.....................................   $ 1,378     $ 1,410     $ 1,417
Expected return on plan assets....................    (1,793)     (1,680)     (1,764)
Net amortization and deferral.....................        --          43          --
                                                     -------     -------     -------
Net periodic benefit..............................   $  (415)    $  (227)    $  (347)
                                                     =======     =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L--BENEFIT PLANS (CONTINUED)
    No compensation increases have been assumed due to the plan being frozen. The plan assets as of April 28, 2001 and April 29, 2000, consisted primarily of equity securities, guaranteed interest contracts, fixed income securities and cash equivalents.

    A foreign subsidiary of the Company sponsors a defined benefit pension plan which is covered by a group insurance policy. The plan covers 20 employees. The benefits are based upon the number of years of service and the employees' past compensation.

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                  YEARS ENDED
                                                             ---------------------
                                                             APRIL 28,   APRIL 29,
                                                               2001        2000
                                                             ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year..............................................    $876        $863
Net periodic benefit cost..................................     141         151
Actuarial gain.............................................      --          (9)
Exchange rate adjustment...................................    (103)       (129)
                                                               ----        ----
                                                               $914        $876
                                                               ====        ====

    The change in the plan assets is summarized as follows:

Fair value of plan assets at the beginning of the year.....    $489       $422
Premiums paid..............................................     138        127
Exchange rate adjustment...................................     (56)       (60)
                                                               ----       ----
                                                                571        489
                                                               ----       ----
Pension liability..........................................    $343       $387
                                                               ====       ====

    Weighted-average assumptions:

Discount rate..............................................     7.0%       7.0%
Annual compensation increase...............................     4.0%       4.0%
Social security contribution ceiling.......................    $ 48       $ 54
Annual pension increase....................................     3.0%       3.0%

    The components of net periodic benefit cost are summarized as follows:

                                                              YEARS ENDED
                                                   ---------------------------------
                                                   APRIL 28,   APRIL 29,   APRIL 24,
                                                     2001        2000        1999
                                                   ---------   ---------   ---------
Service cost.....................................    $ 68        $ 76        $ 78
Interest cost....................................      65          66          55
Amortization of transition asset.................       8           9          10
                                                     ----        ----        ----
Net periodic benefit cost........................    $141        $151        $143
                                                     ====        ====        ====

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L--BENEFIT PLANS (CONTINUED)
    In fiscal 2000, the Company acquired a subsidiary that sponsors a defined benefit pension plan (a non-U.S. Pension Plan). The plan is non-contributory. The accrual rate for this plan is 1/60th of the Final Pensionable Salary (as defined) for each year of Pensionable Service.

    The policy is for the Company to contribute actuarially determined amounts into a trust fund at a rate that is intended to remain at a pre-determined percentage of total pensionable payroll.

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                             APRIL 28,   APRIL 29,
                                                               2001        2000
                                                             ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year..............................................   $4,147      $4,584
Service cost...............................................      232          --
Interest cost..............................................      249          --
Actuarial losses...........................................      750          --
Benefits paid..............................................      (62)         --
Exchange rate adjustment...................................     (229)       (437)
                                                              ------      ------
                                                              $5,087      $4,147
                                                              ------      ------

    The change in the plan assets is summarized as follows:

                                                             APRIL 28,   APRIL 29,
                                                               2001        2000
                                                             ---------   ---------
Fair value of plan assets--beginning of period.............   $5,126      $ 5,667
Actual return on plan assets...............................      (43)          --
Employer and plan participant contributions................      242           --
Benefits paid..............................................      (62)          --
Foreign exchange impact....................................     (494)        (541)
                                                              ------      -------
Fair value of plan assets..................................   $4,769      $ 5,126
                                                              ------      -------
Plan assets in excess of benefit obligation................   $  147      $   979
Unrecognized:
  Net variation (asset) liability..........................     (952)         200
  Plan net losses (gains)..................................    2,767       (1,032)
Foreign exchange impact....................................     (464)          --
                                                              ------      -------
Funded status..............................................   $1,498      $   147
                                                              ======      =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L--BENEFIT PLANS (CONTINUED)
    The components of net periodic benefit cost is summarized as follows:

                                                             APRIL 28,
                                                               2001
                                                             ---------
Service cost...............................................    $ 232
Interest cost..............................................      249
Expected return on plan assets.............................     (396)
Amortization of prior service cost.........................      (88)
Recognized actual losses...................................       88
                                                               -----
Net periodic benefit cost..................................    $  85
                                                               =====
  Weighted-average assumptions:
Discount rate..............................................     6.25%      6.30%
Annual compensation increase...............................     5.00%      5.00%
Expected rate of return....................................     8.00%      8.50%

MULTI-EMPLOYER PLAN

    Certain foreign employees participate in a multi-employer pension plan. Foreign pension expense totaled $192, $191 and $199 in fiscal 2001, 2000 and 1999, respectively.

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

    Employee benefit obligations consisted of the following:

                                                            APRIL 28,   APRIL 29,
                                                              2001        2000
                                                            ---------   ---------
Severance indemnity (note I)..............................   $19,605     $20,470
                                                             =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L--BENEFIT PLANS (CONTINUED)
    The change in benefit plan obligations is summarized as follow:

                                                            APRIL 28,   APRIL 28,
                                                              2001        2000
                                                            ---------   ---------
Severance indemnity expense...............................   $ 2,796     $ 1,014
Indemnities paid..........................................    (3,186)     (1,657)
Exchange rate adjustment..................................      (475)         --
                                                             -------     -------
                                                             $  (865)    $  (643)
                                                             =======     =======

DEFINED CONTRIBUTION PLANS

    The Company has 401(k) savings plans (the "Plans") covering substantially all U.S. employees. Contributions to the Plans were $2,456, $1,954 and $2,093 in fiscal 2001, 2000 and 1999, respectively. The Company provides certain other retirement benefits, which are not material, to some former officers and former key management employees which have been provided for in the consolidated financial statements.

LONG-TERM COMPENSATION PLANS

    The Company maintains a Valuation Creation Plan which provides long-term compensation for key individuals. Upon joining the VCP, benefits vest at twenty percent a year and participants can "cash out", as defined, up to fifty percent of their vested value anytime with the remainder paid at retirement or termination. All payments under the VCP are subject to the availability of general funds of the Company. The VCP is a nonqualified and non-funded plan. The Company has accrued $827 and $1,238 as of fiscal 2001 and 2000, respectively. Administrative and selling expenses include $181 and $77 for fiscal 2001 and 2000, respectively related to VCP. In the event of the sale of certain other changes in ownership of a subsidiary or division, impacted key individuals would become 100% vested. Benefits, if any, would be calculated up to that date based upon fair values as established by the transaction. Such benefits would be charged to operations immediately and may be greater than that which would have been calculated under the original terms of the VCP.

    In 1998, PHI created a Phantom Stock Appreciation Rights Plan which has two variations, an Appreciation Rights Plan, under the terms of which Phantom Stock Appreciation Rights ("PSARs") are offered at the fair market value ("FMV"), as defined, of PHI and specified subsidiaries including, CE&A and a Discounted Appreciation Rights Plan, under the terms of which PSARs are offered at a discounted FMV. The authorized amount of PSARs which can be issued under these Plans equals 12% of the valuation of PHI. The Plans are designed to provide incentives for employees of PHI and CE&A, by tracking increases in the FMV, of the combined PHI and CE&A subsidiaries. The exercise rights under the Plans are subject to vesting schedules ranging from 4 to 5 years from date of award. The Plans have a ten year termination date. Participants in the Plans are key employees, including officers. Discounted PSARs were issued to certain employees of CE&A who at the time of the acquisition of CE&A by PHI in July 1999 had an "in the money value" of their unvested CE&A options. The discount amount equaled 75% of the then combined FMV. Additionally, PHI created a Deferred Value Plan, which is a deferred compensation plan and does not include the issuance of PSARs. The Plan was created for the benefit of certain CE&A employees at the time of the CE&A

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE L--BENEFIT PLANS (CONTINUED)
acquisition in July 1999. Awards earn interest at the prime rate at July 1st of each year, plus 1%. Exercise rights are subject to a four or five year vesting schedule from date of award. At the time employees exercise their vested rights under any of these three plans, they must execute a Protection Agreement which, among other items, stipulates that for a period of 18 months after termination of a Participant's employment by PHI, or any of its subsidiaries (the "PHI Group") the employee cannot participate in any business which is then in competition with the PHI Group. Appreciation Rights PSARs are awarded at their FMV to certain employees as they are hired or promoted. All three Plans are non-qualified and non-funded. As of April 28, 2001 and April 29, 2000, the Company has recorded an accrued liability of $2,046 and $2,960 under these Plans. The Company has recorded a charge of $368 in fiscal 2001 with respect to these Plans.

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

NOTE M--INCOME TAXES

    The foreign and domestic components of (loss) income from continuing operations before income taxes, discontinued operation and extraordinary item were as follows:

                                                           APRIL 28,   APRIL 29,   APRIL 24,
                                                             2001        2000        1999
                                                           ---------   ---------   ---------
Domestic.................................................  $(24,863)   $(25,145)    $(4,108)
Foreign..................................................     2,108      (5,311)      2,714
                                                           --------    --------     -------
Total....................................................  $(22,755)   $(30,456)    $(1,394)
                                                           ========    ========     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE M--INCOME TAXES (CONTINUED)

    The components of income taxes expense (credit) are:

                                                           APRIL 28,   APRIL 29,   APRIL 24,
                                                             2001        2000        1999
                                                           ---------   ---------   ---------
Continuing operations:
  Current:
    Federal..............................................  $(10,645)    $(1,289)    $(6,827)
    State................................................      (992)       (109)         85
    Foreign..............................................        --       1,664         933
                                                           --------     -------     -------
                                                            (11,637)        266      (5,809)
                                                           --------     -------     -------
Deferred (net of impact of valuation allowance):
    Federal..............................................     3,925        (897)      1,712
    Foreign..............................................     5,421          --         491
                                                           --------     -------     -------
                                                              9,346        (897)      2,203
                                                           --------     -------     -------
Total continuing operations..............................    (2,291)       (631)     (3,606)
                                                           --------     -------     -------
Discontinued operations:
  Current:
    Federal..............................................    19,378       1,662       7,772
    State................................................     4,424         181       1,574
    Foreign..............................................        76          48          54
                                                           --------     -------     -------
Total discontinued operations............................    23,878       1,891       9,400
                                                           --------     -------     -------
Income from discontinued operations......................     1,031       1,518       2,278
Gain on disposal of discontinued operations..............    22,847         373       7,122
                                                           --------     -------     -------
                                                             23,878       1,891       9,400
                                                           --------     -------     -------
Extraordinary item:
  Current:
    Federal..............................................      (301)         --          --
    State................................................       (28)         --          --
                                                           --------     -------     -------
  Total extraordinary item...............................      (329)         --          --
                                                           --------     -------     -------
  Total discontinued operations and extraordinary item...    23,549       1,891       9,400
                                                           --------     -------     -------
Income taxes.............................................  $ 21,258     $ 1,260     $ 5,794
                                                           ========     =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE M--INCOME TAXES (CONTINUED)
    Total income taxes (benefit) from continuing operations differed from "expected" income tax expense, computed by applying the U.S. Federal statutory tax rate of 35 percent to income before income tax, as follows:

                                                              APRIL 28,   APRIL 29,   APRIL 24,
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Federal statutory rate applied to income before income,
  discontinued operations and extraordinary item............   $(7,804)   $(10,975)    $  (722)
State and local taxes, net of Federal tax benefit...........      (645)         47          84
Effect of foreign operations................................     4,355       3,487         451
Nondeductible costs in excess of net assets acquired........       845         693         475
Change in valuation reserve.................................     6,919      12,199      (3,800)
Tax loss benefit............................................    (3,419)     (5,215)         --
Fixed asset valuation increase--foreign.....................    (3,283)         --          --
(Benefit) provision for Internal Revenue Service ("IRS")
  examination...............................................        --          --        (225)
Other items.................................................       741        (867)        131
                                                               -------    --------     -------
Income tax (benefit) expense--continuing operations.........   $(2,291)   $   (631)    $(3,606)
                                                               =======    ========     =======

    A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The temporary differences which gave rise to the following deferred income tax assets and liabilities are:

                                                              APRIL 28,   APRIL 29,
                                                                2001        2000
                                                              ---------   ---------
Deferred income tax assets:
  Accounts receivable.......................................  $  1,390     $   104
  Inventory.................................................     1,705       2,007
  Accrued liabilities.......................................     9,852       8,122
  Net operating losses......................................    11,096       6,556
  Fixed asset valuation increase--foreign...................    (3,283)         --
  Tax credits...............................................        --         961
  Assets held for sale......................................       254         566
  Other.....................................................     1,282         875
                                                              --------     -------
    Total gross deferred income tax assets..................    28,862      19,191
  Valuation allowance.......................................   (25,681)    (18,762)
                                                              --------     -------
    Total net deferred income tax assets....................     3,181         429
Deferred income tax liabilities:
  Depreciation..............................................    (7,151)     (3,470)
  Cost in excess of net assets acquired.....................    (2,022)     (2,162)
  Reserve for IRS examination...............................      (411)       (411)
  Foreign items.............................................      (231)     (1,326)
  Foreign asset revaluation.................................    (9,526)         --
  Other.....................................................      (695)       (569)
                                                              --------     -------
    Total gross deferred income tax liabilities.............   (20,036)     (7,938)
                                                              --------     -------
    Net deferred income tax liability.......................  $(16,855)    $(7,509)
                                                              ========     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE M--INCOME TAXES (CONTINUED)
    These deferred income tax assets and liabilities are presented as follows in the consolidated balance sheets:

                                                            APRIL 28,   APRIL 29,
                                                              2001        2000
                                                            ---------   ---------
Current deferred tax liability............................   $ 3,336     $1,024
Noncurrent deferred tax liability.........................    13,519      6,485
                                                             -------     ------
                                                             $16,855     $7,509
                                                             =======     ======

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

    A summary of the activity in the allowance for deferred tax assets is as follows:

                                                              YEARS ENDED
                                                   ---------------------------------
                                                   APRIL 28,   APRIL 29,   APRIL 24,
                                                     2001        2000        1999
                                                   ---------   ---------   ---------
Balance at beginning of period...................   $18,762     $ 6,563     $10,363
Net change.......................................     6,919      12,199      (3,800)
                                                    -------     -------     -------
Balance at end of period.........................   $25,681     $18,762     $ 6,563
                                                    =======     =======     =======

    At April 28, 2001, the Company has available domestic net operating loss carryforwards of approximately $5,630 which generally expire in the fiscal 2018. These carryforwards are substantially limited upon an "ownership change" as defined in the Internal Revenue Code. In addition, the Company has foreign net operating loss carryforwards of approximately $22,800 which generally expire in fiscal 2006. The Company has been audited by the IRS through the 1995 tax year and maintains reserves for subsequent IRS examinations.

    The Company also utilized all foreign tax credits. As a result, the tax benefit from continuing operations for fiscal 1999 reflects a tax benefit of $3,800 related to the reduction of the valuation allowance.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE N--OTHER, NET

    Other, net includes the following:

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                              APRIL 28,   APRIL 29,   APRIL 24,
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Write down of notes receivable, deposits and impaired
  capital equipment.........................................   $  457      $  628      $   250
Net (gain) loss on disposition of miscellaneous assets......     (256)        608          507
Facilities (income) expense, net (note G)...................     (383)       (357)        (219)
Recoveries of aborted acquisition, offering costs and
  related litigation, net (note Q)..........................      350          28       (1,809)
Patent defense costs and related litigation, net of
  recoveries................................................      390         901           35
Equity in earnings of joint venture and other affiliates....     (876)        239         (188)
Bondholders' consent fees and related costs.................       --       3,451           --
Discount on sale of receivables.............................    2,519         857           --
Facility relocation costs...................................    1,145         413           --
Workforce reduction costs...................................    1,708          --           --
                                                               ------      ------      -------
  Total.....................................................   $5,054      $6,768      $(1,424)
                                                               ======      ======      =======

NOTE O--RELATED-PARTY TRANSACTIONS

MANAGEMENT FEES

    Management fees were incurred with respect to services rendered in connection with financing, mergers and acquisitions and various operational and strategic matters. Management fees were $750 for fiscal 2001, 2000 and 1999, respectively.

NOTE P--LEASES

CAPITAL AND OPERATING LEASES

    The Company conducts a portion of its operations in facilities under capital and operating leases and also has capital and operating leases covering certain machinery and equipment. Certain of the leases contain renewal and purchase options. Rental expenses charged to operations in fiscal 2001, 2000 and 1999 were approximately $4,779, $2,633 and $1,783, respectively.

    Property under capital leases consisted of the following:

                                                            APRIL 28,   APRIL 29,
                                                              2001        2000
                                                            ---------   ---------
Land, buildings and improvements..........................   $ 4,990     $ 5,056
Machinery and equipment...................................     6,478       7,127
Less accumulated amortization.............................    (4,282)     (5,487)
                                                             -------     -------
  Total...................................................   $ 7,186     $ 6,696
                                                             =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE P--LEASES (CONTINUED)
    At April 28, 2001, the minimum rental commitments for non-cancelable leases that have initial or remaining terms of more than one year are as follows:

                                                           CAPITAL    OPERATING
                                                            LEASES     LEASES
                                                           --------   ---------
2002.....................................................  $ 2,467     $ 4,684
2003.....................................................    2,010       4,182
2004.....................................................    1,702       3,464
2005.....................................................    1,160       2,473
2006.....................................................      852       2,313
Thereafter through 2015..................................    3,617       9,241
                                                           -------     -------
Minimum commitments......................................  $11,808     $26,357
                                                                       =======
Less amount representing interest........................   (4,762)
                                                           -------
Capital lease obligations (included in long-term
  obligations) (note H)..................................  $ 7,046
                                                           =======

NOTE Q--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS

    The Company is obligated to clean up two sites relating to former manufacturing facilities and has accrued the estimated costs of remediation (note I). Estimated costs are determined by external and internal environmental remediation experts. The estimated costs of remediation of one site is based on its estimated present value. The discount rate used was 6%. The gross undiscounted amount differs from the estimated present value by approximately $728, as of April 28, 2001. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued. The Company believes that it can continue to meet these environmental standards without material adverse effect on its financial condition. The expected future payments for the environmental liabilities is $555 in fiscal 2002, $988 in fiscal 2003, $604 in fiscal 2004, $324 in fiscal 2005 and $4,875 thereafter.

    During fiscal 1999, the Company signed an agreement with the owner of a property adjacent to one remediation sites. The settlement terms principally include a mutual release of claims for past costs and an undertaking by the Company to perform certain future remediation work on the site, for which the Company will pay up to the first $500 in costs and two thirds of any cost over this threshold. At April 28, 2001, the Company has accrued the estimated remediation cost with respect to this matter. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued.

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

    In 1998, Robicon entered into a contract with a customer to supply a number of drives for installation in a municipal pumping station. Robicon in turn contracted with a supplier to supply the transformers for the drives. The supplier failed to deliver the transformers on a timely basis. Robicon's contract provided for liquidating damages of $3 per day from June 15, 2000 until delivery to the jobsite. The transformer for the first unit was delivered to the jobsite on May 29, 2000, but the transformer was damaged in transit. Robicon is in the process of replacing the damaged transformer. A claim has been processed with Robicon's insurance carrier. In June 2001, Robicon successfully negotiated with all parties which resulted in the rescheduling of Robicon's deliveries and eliminated any claim for liquidated damages.

    Robicon purchased transformers from a second supplier, which it incorporated into variable frequency drives "VFDs". Robicon has been advised by two of its customers that the transformers have failed. Robicon has conducted a review of all potentially effected transformers which were manufactured by this second supplier. The transformers were installed on a limited number of medium voltage VFDs shipped during a limited time period. Essentially all units in the field have been inspected and where necessary, retrofitted to correct the potential for any further problem. The supplier is cooperating in that effort, supplying parts at no cost and in some instances service personnel. Robicon has determined the costs to retrofit and service will not be material after insurance and supplier reimbursements. Robicon has reached a settlement with the second supplier and its insurer as to the two specific customers which Robicon believes will cover all of Robicon's out-of-pocket costs.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE Q--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS (CONTINUED)
    Certain other claims, suits and complaints have been filed or are pending against the Company. In the opinion of the Company, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the consolidated financial position or the results of operations of the Company if disposed of unfavorably. If estimates change, there is no assurances these items will not require additional accruals by the Company.

NOTE R--FOREIGN SALES

    International sales represented 55%, 41% and 41% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. The 55% of international sales in fiscal 2001 included 22% of sales in Italy and 5% of sales in Japan. These sales represented the combined total of export sales made by United States of America operations and all sales made by foreign operations outside of the United States of America.

    Export sales made by domestic operations were less than 15% of the Company's net sales for fiscal 2001, 19% for fiscal 2000 and 24% for fiscal 1999.

    The following table summarizes the Company's sales and selected operating data in different geographic areas:

                                                                         ADJUSTMENTS
                                                    UNITED                   AND
                                                    STATES     EUROPE    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------   ------------   ------------
FISCAL 1999
Sales to unaffiliated customers..................  $180,744   $ 39,939                    $220,683
Transfers between geographic locations...........     9,336        151      $ (9,487)           --
                                                   --------   --------      --------      --------
Net sales........................................   190,080     40,090        (9,487)      220,683
Income from operations...........................     9,706      3,986                      13,692
Identifiable assets..............................   220,368     23,087                     243,455

FISCAL 2000
Sales to unaffiliated customers..................  $203,306   $ 68,179                    $271,485
Transfers between geographic locations...........     5,045      5,718      $(10,763)           --
                                                   --------   --------      --------      --------
Net sales........................................   208,351     73,897       (10,763)      271,485
(Loss) from operations...........................    (6,395)    (5,860)                    (12,255)
Identifiable assets..............................   217,514    140,298                     357,812

FISCAL 2001
Sales to unaffiliated customers..................  $225,613   $190,934                    $416,547
Transfers between geographic locations...........     8,456     11,083      $(19,539)           --
                                                   --------   --------      --------      --------
Net sales........................................   234,069    202,017       (19,539)      416,547
(Loss) income from operations....................    (7,162)     5,698                      (1,464)
Identifiable assets..............................   272,197    139,426                     411,623

    Identifiable assets by geographic area are those assets used in the Company's operations in each area.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE R--FOREIGN SALES (CONTINUED)
    Net assets for European operations amounted to approximately $30,333 as of April 28, 2001. Included in net assets of European operations were intercompany receivables from affiliated companies amounting to approximately $8,828 as of April 28, 2001.

    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of the Company and its subsidiaries.

NOTE S--SEGMENT DATA

    The Company operates in three industry segments. Each segment operates independently with its own management team and manufacturing facilities and maintains its own independent market identity. During fiscal 2001, the Company revised the grouping within the reportable segments to more accurately reflect how the businesses are managed. During the year, the Company made further progress in the integration and consolidation of ASI with Robicon ("ASIRobicon") in the Industrial Power Control segment. This integration involved restructuring of certain facilities as well as the development of a core management team, restructuring of the group's product range, development of a sales and distribution channel strategy, and implementation of a group service and spare parts strategy.

    The Company combined the results of operations of PHI and HVE Europa into the Advanced Surface Analysis segment. This segment has two main components, equipment sales and analytical services. The equipment sales portion of this segment is made up of PHI, HVE Europa and VHV. Analytical services is made up of CE&A. The results of operations for VHV have been included with the results of operations of HVE Europa.

    The third industry segment, Customized Monitoring Instrumentation, reflect the results of operations of Maxima. Maxima is a leading designer, manufacturer and supplier of electronic controls, monitoring systems and accessories for the off-highway vehicle, industrial, specialty vehicle and on-highway (truck & bus) markets, as well as the heavy-duty and automotive retail aftermarket.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE S--SEGMENT DATA (CONTINUED)
    The Company evaluates the performance of each segment on its ability to generate cash. Information concerning operations in these businesses is as follows:

                                                    OPERATING                  DEPRECIATION
                                           NET       INCOME     IDENTIFIABLE       AND          CAPITAL
                                          SALES      (LOSS)        ASSETS      AMORTIZATION   EXPENDITURES
                                         --------   ---------   ------------   ------------   ------------
YEAR END APRIL 24, 1999
Industrial power control...............  $ 84,299   $  3,739      $ 52,712        $ 1,484        $ 4,280
Advanced surface analysis..............    75,453      4,888        81,733          4,453          4,914
Customized monitoring
  instrumentation......................    60,931      6,248        47,125          2,813          1,231
Corporate..............................        --       (913)       61,885            325            139
                                         --------   --------      --------        -------        -------
Consolidated...........................  $220,683   $ 13,962      $243,455        $ 9,075        $10,564
                                         ========   ========      ========        =======        =======
YEAR END APRIL 29, 2000
Restricted subsidiary (Robicon)........  $ 74,913   $   (834)     $ 38,222        $ 2,077        $ 1,540
Unrestricted subsidiary (ASI)..........    53,960     (8,001)      131,862          1,631            432
                                         --------   --------      --------        -------        -------
Industrial power control...............   128,873     (8,835)      170,084          3,708          1,972
Advanced surface analysis..............    81,418     (3,617)      108,571          8,732          9,192
Customized monitoring
  instrumentation......................    61,194      6,048        42,173          2,472          1,637
Corporate..............................        --     (5,851)       36,984            338             97
                                         --------   --------      --------        -------        -------
Consolidated...........................  $271,485   $(12,255)     $357,812        $15,250        $12,898
                                         ========   ========      ========        =======        =======
YEAR END APRIL 28, 2001
Restricted subsidiary (Robicon)........  $ 85,986   $   (865)     $ 33,358        $ 3,991        $ 1,978
Unrestricted subsidiary (ASI)..........   178,283      1,869       140,595          3,643          2,291
                                         --------   --------      --------        -------        -------
Industrial power control...............   264,269      1,004       173,953          7,634          4,269
Advanced surface analysis..............    96,319     (3,287)      109,682         10,550          4,696
Customized monitoring
  instrumentation......................    55,959      4,326        38,792          2,386            573
Corporate..............................        --     (3,507)       89,196            196             25
                                         --------   --------      --------        -------        -------
Consolidated...........................  $416,547   $ (1,464)     $411,623        $20,766        $ 9,563
                                         ========   ========      ========        =======        =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE S--SEGMENT DATA (CONTINUED)
    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at April 28, 2001.

                                                               TOTAL                 ELIMINATION
                                                             RESTRICTED     ASI      ADJUSTMENTS    TOTAL
                                                             ----------   --------   -----------   --------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................   $ 24,189    $  2,743      $  --      $ 26,932
  Restricted cash..........................................     29,143         329         --        29,472
  Accounts receivable, net of allowance for doubtful
    accounts...............................................     11,399      70,454         --        81,853
  Inventories..............................................     43,238      18,393         --        61,631
  Costs and earnings in excess of billings.................      3,379       9,653         --        13,032
  Prepaid expenses and other current assets................      2,386       6,308         --         8,694
                                                              --------    --------      -----      --------
    Total current assets...................................    113,734     107,880         --       221,614
PROPERTY, PLANT AND EQUIPMENT, NET.........................     57,715      25,265         --        82,980
INVESTMENT IN JOINT VENTURE................................      2,040          --         --         2,040
ASSETS HELD FOR SALE.......................................      2,510          --         --         2,510
OTHER ASSETS, NET..........................................     61,997       7,450         --        69,447
COST IN EXCESS OF NET ASSETS ACQUIRED......................     33,032          --         --        33,032
Intercompany Accounts, Net.................................     16,523     (16,408)      (115)           --
                                                              --------    --------      -----      --------
                                                              $287,551    $124,187      $(115)     $411,623
                                                              ========    ========      =====      ========
                      LIABILITIES AND
                 STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations.........   $  2,279    $  6,526      $  --      $  8,805
  Foreign receivables facilities...........................      1,675       4,400         --         6,075
  Accounts payable and accrued expense.....................     55,190      65,600         --       120,790
  Billings in excess of costs..............................      1,113       3,183         --         4,296
  Advance payments by customers............................      9,479       9,407         --        18,886
  Federal, foreign and state income taxes payable..........      9,302       3,217         --        12,519
  Deferred income taxes....................................      1,346       1,990         --         3,336
  Redeemable put warrants..................................      2,900          --         --         2,900
                                                              --------    --------      -----      --------
    Total current liabilities..............................     83,284      94,323         --       177,607
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.............    186,104      25,484         --       211,588
DEFERRED INCOME TAXES......................................     13,519          --         --        13,519
OTHER LIABILITIES..........................................      7,947      20,302         --        28,249
REDEEMABLE PREFERRED STOCK (aggregate liquidation
  preference of $48,892 as of April 28, 2001)..............     46,122          --         --        46,122
MINORITY INTEREST..........................................         59          --         --            59
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET..............................    (49,484)    (15,922)      (115)      (65,521)
                                                              --------    --------      -----      --------
                                                              $287,551    $124,187      $(115)     $411,623
                                                              ========    ========      =====      ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE S--SEGMENT DATA (CONTINUED)
    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries as of April 28, 2001.

                                                       TOTAL                 ELIMINATION
                                                     RESTRICTED     ASI      ADJUSTMENTS    TOTAL
                                                     ----------   --------   -----------   --------
Net sales..........................................   $241,636    $178,283     $(3,372)    $416,547
Cost of sales (Includes subassembly exit costs of
  $2,661)..........................................    174,782     148,507      (3,372)     319,917
                                                      --------    --------     -------     --------
  Gross profit.....................................     66,854      29,776          --       96,630
Administrative and selling expenses................     49,818      23,818          --       73,636
Research and development expenses..................     16,828       2,381          --       19,209
Restructuring charge...............................        143          --          --          143
Reimbursed environmental and litigation costs,
  net..............................................         52          --          --           52
Other, net.........................................      3,346       1,708          --        5,054
                                                      --------    --------     -------     --------
  (Loss) income from operations....................     (3,333)      1,869          --       (1,464)
Interest expense...................................    (19,281)     (2,763)         --      (22,044)
Interest income....................................        557         196          --          753
                                                      --------    --------     -------     --------
  Loss from continuing operations before income
    taxes, discontinued operations and
    extraordinary item.............................    (22,057)       (698)         --      (22,755)
Income taxes (credit)..............................     (8,004)      5,713          --       (2,291)
                                                      --------    --------     -------     --------
  Loss from continuing operations before
    discontinued operations and extraordinary
    item...........................................    (14,053)     (6,411)         --      (20,464)
Discontinued operations:
  Income from discontinued operations, net of
    income taxes...................................      2,078          --          --        2,078
  Gain on disposal of discontinued operations, net
    of income taxes................................     34,270          --          --       34,270
                                                      --------    --------     -------     --------
                                                        22,295      (6,411)         --       15,884
Extraordinary loss, net of income taxes............       (530)         --          --         (530)
                                                      --------    --------     -------     --------
Net income (loss)..................................   $ 21,765    $ (6,411)    $    --     $ 15,354
                                                      ========    ========     =======     ========
Supplemental Data:
  Depreciation.....................................   $ 11,159    $  3,028     $    --     $ 14,187
  Amortization.....................................      5,964         615          --        6,579
  Capital expenditures.............................      7,272       2,291          --        9,563

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE S--SEGMENT DATA (CONTINUED)
    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at April 29, 2000.

                                                               TOTAL                 ELIMINATION
                                                             RESTRICTED     ASI      ADJUSTMENTS    TOTAL
                                                             ----------   --------   -----------   --------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................   $  2,266    $  3,041    $     --     $  5,307
  Restricted cash..........................................      3,890         171          --        4,061
  Accounts receivable, net of allowance for doubtful
    accounts...............................................     23,780      65,499          --       89,279
  Refundable income taxes..................................      1,075          --          --        1,075
  Inventories..............................................     37,345      13,111          --       50,456
  Costs and earnings in excess of billings.................         --       7,414          --        7,414
  Prepaid expenses and other current assets................      4,849       6,463        (218)      11,094
                                                              --------    --------    --------     --------
    Total current assets...................................     73,205      95,699        (218)     168,686
PROPERTY, PLANT AND EQUIPMENT, NET.........................     61,940      32,595          --       94,535
INVESTMENT IN JOINT VENTURE................................      1,829          --          --        1,829
ASSETS HELD FOR SALE.......................................     10,331       1,197          --       11,528
OTHER ASSETS, NET..........................................     43,688       2,589          --       46,277
COST IN EXCESS OF NET ASSETS ACQUIRED......................     34,957          --          --       34,957
Intercompany Accounts, Net.................................     11,209       6,376     (17,585)          --
                                                              --------    --------    --------     --------
                                                              $237,159    $138,456    $(17,803)    $357,812
                                                              ========    ========    ========     ========
                      LIABILITIES AND
                 STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations.........   $  8,715    $  1,121    $     --     $  9,836
  Foreign receivables facility.............................      1,937          --          --        1,937
  Accounts payable and accrued expense.....................     48,279      81,774          --      130,053
  Billings in excess of costs..............................      2,778       3,010          --        5,788
  Advance payments by customers............................      7,009         441          --        7,450
  Federal, foreign and state income taxes payable..........      3,432         275          --        3,707
  Deferred income taxes....................................      1,206          36        (218)       1,024
  Redeemable put warrants..................................      2,900          --          --        2,900
                                                              --------    --------    --------     --------
    Total current liabilities..............................     76,256      86,657        (218)     162,695
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.............    169,936      20,303          --      190,239
DEFERRED INCOME TAXES......................................      6,485          --          --        6,485
OTHER LIABILITIES..........................................      8,491      22,828          --       31,319
REDEEMABLE PREFERRED STOCK (aggregate liquidation
  preference of $43,137 as of April 29, 2000)..............     40,642          --          --       40,642
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET..............................    (64,651)      8,668     (17,585)     (73,568)
                                                              --------    --------    --------     --------
                                                              $237,159    $138,456    $(17,803)    $357,812
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

                                                        TOTAL                 ELIMINATION
                                                      RESTRICTED     ASI      ADJUSTMENTS    TOTAL
                                                      ----------   --------   -----------   --------
Net sales...........................................   $218,506    $53,960       $(981)     $271,485
Cost of sales (Includes subassembly exit costs of
  $405 and restructuring charge--inventory markdown
  of $855 in Total Restricted)......................    151,668     46,655        (981)      197,342
                                                       --------    -------       -----      --------
  Gross profit......................................     66,838      7,305          --        74,143
Administrative and selling expenses.................     43,580     12,528          --        56,108
Research and development expenses...................     17,503      2,170          --        19,673
Write off of purchased in-process research and
  development.......................................      1,650         --          --         1,650
Restructuring charge................................      1,795         --          --         1,795
Reimbursed environmental and litigation costs,
  net...............................................        404         --          --           404
Other, net..........................................      6,160        608          --         6,768
                                                       --------    -------       -----      --------
  Loss from operations..............................     (4,254)    (8,001)         --       (12,255)
Interest expense....................................    (18,029)    (1,093)         --       (19,122)
Interest income.....................................        457        464          --           921
                                                       --------    -------       -----      --------
  Loss from continuing operations before income
    taxes, discontinued operations and extraordinary
    item............................................    (21,826)    (8,630)         --       (30,456)
Income taxes (credit)...............................     (1,189)       558          --          (631)
                                                       --------    -------       -----      --------
  Loss from continuing operations before
    discontinued operations and extraordinary
    item............................................    (20,637)    (9,188)         --       (29,825)
Discontinued operations:
  Income from discontinued operations, net of income
    taxes...........................................      2,158         --          --         2,158
  Gain on disposal of discontinued operations, net
    of income taxes.................................        559         --          --           559
                                                       --------    -------       -----      --------
Net loss............................................   $(17,920)   $(9,188)      $  --      $(27,108)
                                                       ========    =======       =====      ========
Supplemental Data:
  Depreciation......................................   $ 10,418    $ 1,631       $  --      $ 12,049
  Amortization......................................      3,201         --          --         3,201
  Capital expenditures..............................     12,466        432          --        12,898

NOTE T--SUBSEQUENT EVENTS

    On June 19, 2001, the Company signed an amendment to the Financing Agreement ("First Amendment"). The First Amendment amends certain financial ratios and converts the Refinanced Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5,000 for the issuance of letters of

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE T--SUBSEQUENT EVENTS (CONTINUED)
credit. Availability under the New Revolving Credit Facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and (iv) $5,000. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference rate plus 2.5%.

    Prior to the signing of the First Amendment, on June 11, 2001 the Company terminated the Refinanced Receivable Purchase Facility.

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

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                /s/ CLIFFORD PRESS
     ----------------------------------------        Chairman of the Board, President   August 2, 2001
                  Clifford Press

               /s/ LAURENCE S. LEVY
     ----------------------------------------        Vice President                     August 2, 2001
                 Laurence S. Levy

             /s/ CHRISTOPHER F. CARMEL
     ----------------------------------------        Director                           August 2, 2001
               Christopher F. Carmel

              /s/ H. CABOT LODGE III
     ----------------------------------------        Director                           August 2, 2001
                H. Cabot Lodge III

             /s/ RUSSELL L. SHADE, JR.
     ----------------------------------------        Chief Executive Officer, Vice      August 2, 2001
               Russell L. Shade, Jr.                   President

                                                     Vice President and Chief
             /s/ JOSEPH W. MCHUGH, JR.                 Financial Officer (principal
     ----------------------------------------          financial and accounting         August 2, 2001
               Joseph W. McHugh, Jr.                   officer)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Restated Articles of Organization of the Registrant.*
         3.2            Amended and Restated By-laws of the Registrant.*
         4.1            Indenture, dated as of August 8, 1997, by and between
                        Registrant and State Street Bank and Trust Company as
                        Trustee.*
         4.2            First Supplemental Indenture, dated as of March 19, 1998 to
                        Indenture, dated as of August 8, 1997, by and between the
                        Registrant and State Street Bank and Trust Company, as
                        Trustee.**
         4.3            Registration Rights Agreement, dated as of March 19, 1998, by and among the Registrant and CIBC Oppenheimer Corp.**
         4.4            Form of Exchange Note.**
         4.5            Second Supplemental Indenture, dated as of December 22,
                        1999, to Indenture, dated as of August 8, 1997, by and
                        between the Registrant and State Street Bank and Trust
                        Company, as Trustee.
        10.2            Lease Agreement, dated as of November 10, 1988, by and
                        between Corporate Property Associates 8, L.P. and Datcon
                        Instrument Company (Lancaster, PA).*
        10.4            Installment Sale Agreement, dated as of September 23, 1994, by and between Monroeville Area Industrial Development
                        Corporation and Robicon Corporation (New Kensington, PA).*
        10.7            Value Creation Plan of the Registrant.*
        10.8            High Voltage Engineering Corporation Employment Agreement,
                        by and between Registrant and Russell L. Shade, Jr., dated as of February 24, 1998.**
        10.9            Amended and Restated Financing Agreement, dated as of
                        June 19, 2001, by and among the Registrant and the other
                        Borrowers named therein, Ableco Finance LLC and the other
                        Lenders named therein, and the Guarantors named therein.
          12            Statement of Computation of Financial Ratios.
        21.1            List of Subsidiaries.
        24.1            Power of Attorney (included in signature page to
                        Form 10-K).

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