Form 10-Q
period 2001-07-28
HIGH VOLTAGE ENGINEERING CORP
filed 2001-09-21
CIK 47395

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------


                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2001

                                       or

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

                              (1) Yes /X/  No / /

                              (2) Yes / / No /X/

Number of Common Shares outstanding at September 21, 2001: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. - FINANCIAL STATEMENTS

        Consolidated Balance Sheets at July 28, 2001 (Unaudited) and
        April 28, 2001 (Audited)..........................................................................      3

        Consolidated Statements of Operations for the Three Months ended
        July 28, 2001 (Unaudited) and July 29, 2000 (Unaudited)...........................................      4

        Consolidated Statements of Stockholders' Deficiency for the Three Months
        ended July 28, 2001 (Unaudited) and for the Years ended April
        28, 2001 (Audited) and April 29, 2000 (Audited)...................................................      5

        Consolidated Statements of Cash Flows for the Three Months ended
        July 28, 2001 (Unaudited) and July 29, 2000 (Unaudited)...........................................      6

        Notes to Consolidated Financial Statements (Unaudited)............................................      8

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     17

     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     22


PART II - OTHER INFORMATION

     ITEM 1. - LEGAL PROCEEDINGS..........................................................................     22

     ITEM 2. - CHANGES IN SECURITIES......................................................................     23

     ITEM 3. - DEFAULTS UPON SENIOR SECURITIES............................................................     23

     ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     23

     ITEM 5. - OTHER INFORMATION..........................................................................     23

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...........................................................     23

SIGNATURES................................................................................................     25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          JULY 28,     APRIL 28,
                                                           2001          2001
                                                        -----------   -----------
                                                        (Unaudited)    (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  12,137    $  26,932
  Restricted cash ....................................       3,967       29,472
  Accounts receivable, net ...........................     118,368       81,853
  Inventories ........................................      63,630       61,631
  Costs and earnings in excess of billings ...........      12,768       13,032
  Prepaid expenses and other current assets ..........      10,875        8,694
                                                         ---------    ---------
    Total current assets .............................     221,745      221,614

PROPERTY, PLANT AND EQUIPMENT, NET ...................      81,363       82,980
INVESTMENT IN JOINT VENTURE ..........................       3,632        2,040
ASSETS HELD FOR SALE .................................       2,480        2,510
OTHER ASSETS, NET ....................................      30,379       69,447
COST IN EXCESS OF NET ASSETS ACQUIRED, NET ...........      32,320       33,032
                                                         ---------    ---------
                                                         $ 371,919    $ 411,623
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations ...   $   8,780    $   8,805
  Foreign credit line ................................       7,511        6,075
  Accounts payable ...................................      71,308       73,157
  Accrued interest ...................................       8,428        4,104
  Accrued liabilities ................................      40,995       43,529
  Billings in excess of costs ........................       3,148        4,296
  Advance payments by customers ......................      17,129       18,886
  Federal, foreign and state income taxes payable ....       4,294       12,519
  Deferred income taxes ..............................       3,037        3,336
  Redeemable put warrants ............................       2,900        2,900
                                                         ---------    ---------
    Total current liabilities ........................     167,530      177,607
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES .......     195,656      211,588
DEFERRED INCOME TAXES ................................      12,196       13,519
OTHER LIABILITIES ....................................      25,661       28,249
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $50,498 AS OF JULY 28, 2001) .........      48,009       46,122
MINORITY INTEREST ....................................          39           59
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock .......................................           1            1
  Paid-in-capital ....................................      20,140       20,140
  Accumulated deficit ................................     (97,579)     (86,215)
  Common stock warrants ..............................       2,813        2,813
  Other comprehensive (loss) .........................      (2,547)      (2,260)
                                                         ---------    ---------
    Total stockholders' deficiency ...................     (77,172)     (65,521)
                                                         ---------    ---------
                                                         $ 371,919    $ 411,623
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                    --------------------------
                                                     JULY  28,       JULY 29,
                                                       2001            2000
                                                    -----------    -----------
                                                    (Unaudited)    (Unaudited)
Net sales.......................................   $   94,722     $  103,462
Cost of sales...................................       74,511         80,533
                                                   ------------   -----------
  Gross profit..................................       20,211         22,929

Administrative and selling expenses.............       18,020         18,198
Research and development expenses...............        4,278          4,421
Other...........................................          237            522
                                                   ------------   -----------
  Loss from operations..........................       (2,324)          (212)

Interest expense................................       (6,042)        (5,125)
Interest income.................................          300             75
                                                   ------------   -----------
  Loss from continuing operations before
    income taxes, discontinued operations and
    extraordinary item..........................       (8,066)        (5,262)
Income taxes....................................        1,084            459
                                                   ------------   -----------
  Loss from continuing operations before
    discontinued operations and extraordinary
    item........................................       (9,150)        (5,721)
Discontinued operations:
  Income from discontinued operations,
   net of taxes.................................           --            431
Extraordinary loss, net of income taxes.........         (327)            --
                                                   ------------   -----------
Net Loss........................................       (9,477)        (5,290)
Preferred dividends.............................       (1,716)        (1,396)
Accretion of redeemable preferred stock.........         (171)          (111)
                                                   ------------   -----------
Net loss applicable to common stockholders......   $   (11,364)   $   (6,797)
                                                   ============   ===========

Basic loss per common share:
  Continuing operations.........................   $(10,191.13)   $(6,674.05)
  Income from discontinued operations...........            --        397.97
  Extraordinary item............................       (301.94)           --
                                                   ------------   -----------
  Net loss applicable to common stockholders....   $(10,493.07)   $(6,276.08)
                                                   ============   ===========

Weighted average common stock outstanding.......        1,083         1,083
Weighted average common stock outstanding and
  dilutive equivalents outstanding..............        1,276         1,237
                                                   ============   ===========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                                                        COMMON         OTHER
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       COMPREHENSIVE
                                 STOCK      CAPITAL       DEFICIT      WARRANTS        (LOSS)          TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................     $   1     $ 19,527     $  (62,342)    $  2,200     $      (347)    $ (40,961)
Net loss....................                               (27,108)                                   (27,108)
Preferred stock dividends...                                (4,965)                                    (4,965)
Accretion of redeemable
  preferred stock...........                                  (448)                                      (448)
Change in foreign currency
  translation...............                                                                (86)          (86)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 29, 2000
  (Audited).................         1       19,527        (94,863)       2,200            (433)      (73,568)
Net income..................                                15,354                                     15,354
Preferred stock dividends...                                (6,101)                                    (6,101)
Accretion of redeemable
  preferred stock...........                                  (605)                                      (605)
Issuable shares of common
  stock and common stock
  warrants..................                    613                         613                         1,226
Change in foreign currency
  translation...............                                                             (1,451)       (1,451)
Pension liability adjustment                                                               (376)         (376)
                                 ------    ---------    -----------    ---------    ------------    ----------

Balance, April 28, 2001
  (Audited).................         1       20,140        (86,215)       2,813          (2,260)      (65,521)
Net loss....................                                (9,477)                                    (9,477)
Preferred stock dividends...                                (1,716)                                    (1,716)
Accretion of redeemable
  preferred stock...........                                  (171)                                      (171)
Change in foreign currency
  translation...............                                                                (47)          (47)
Pension liability adjustment                                                               (240)         (240)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, July 28, 2001
  (Unaudited)...............     $   1     $ 20,140     $  (97,579)    $  2,813     $    (2,547)    $ (77,172)
                                 ======    =========    ===========    =========    ============    ==========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                             ------------------------
                                                               JULY 28,    JULY 29,
                                                                2001         2000
                                                             -----------  -----------
                                                             (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net loss ...............................................   $ (9,477)   $ (5,290)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Income from discontinued operations, net of income
       taxes ..............................................       --          (431)
     Extraordinary item, net of income taxes ..............        327        --
     Depreciation and amortization ........................      4,679       4,266
     Non-cash interest ....................................        371         263
     Deferred income taxes ................................     (1,622)        (10)
     Undistributed earnings of affiliate ..................     (1,695)     (1,103)
     Gain on sale of assets ...............................       (367)         (5)
     Change in assets and liabilities net of effects of
       business acquisition:
       Accounts receivable, net ...........................     13,699     (11,840)
       Proceeds from the sale of accounts receivable ......    (10,279)      2,636
       Inventories ........................................     (1,999)     (4,439)
       Costs and earnings in excess of billings ...........        264      (2,201)
       Prepaid expenses and other current assets ..........     (2,181)     (4,607)
       Other assets .......................................     (2,120)        436
       Accounts payable, accrued interest and accrued
         liabilities ......................................     (3,530)      8,740
       Billings in excess of cost .........................     (1,148)      5,320
       Advance payments by customers ......................     (1,757)      6,327
       Federal, foreign and state income taxes payable ....     (8,007)      1,006
                                                              --------    --------
       Net cash (used in) continuing operations ...........    (24,842)       (932)
       Net cash provided by discontinued operations .......       --         1,088
                                                              --------    --------
       Net cash (used in) provided by operating activities     (24,842)        156
                                                              --------    --------
Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
       operations .........................................     (2,627)     (2,900)
   Additions to property, plant and equipment, discontinued
       operations .........................................       --          (814)
   Acquisition of Vivirad-High Voltage Corporation, net
     of cash acquired .....................................       --        (2,281)
   Other ..................................................        625       1,061
                                                              --------    --------
       Net cash (used in) investing activities ............     (2,002)     (4,934)
                                                              --------    --------
Cash flows from financing activities:
   Net proceeds (payments) on foreign credit line .........      1,533         (87)
   Net decrease (increase) in restricted cash .............     25,505        (646)
   Principal payments on long-term obligations ............     (1,735)     (1,402)
   Net (payments) borrowings under credit agreements ......    (13,806)      3,949
   Proceeds from the issue of long-term obligation, net
     of issuance cost .....................................        218       5,911
   Minority interest ......................................        (20)       --
   Cash overdraft, continuing operations ..................        643       1,209
   Cash overdraft, discontinued operations ................       --            82
                                                              --------    --------
     Net cash provided by financing activities ............     12,338       9,016
                                                              --------    --------
Effect of foreign exchange rate changes on cash ...........       (289)     (1,238)
                                                              --------    --------
   Net (decrease) increase in cash and cash equivalents ...    (14,795)      3,000
   Cash and cash equivalents, beginning of the period .....     26,932       5,307
                                                              --------    --------
   Cash and cash equivalents, end of the period ...........   $ 12,137    $  8,307
                                                              ========    ========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                 ---------------------------
                                                                   JULY 28,        JULY 29,
                                                                     2001            2000
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for:
   Interest................................................       $  1,941        $    881
   Income taxes............................................         10,596              55
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $  1,716        $  1,396
   Leased asset additions..................................             54              --

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

       The consolidated financial statements of High Voltage Engineering Corporation and Subsidiaries (the "Company") include the accounts of the Company and its domestic and foreign subsidiaries after all significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are of a normal and recurring nature, necessary to fairly present the financial position for the interim periods presented.

       The Company operates on a 52 or 53 week fiscal year. The results of operations for the three months ended July 28, 2001 and July 29, 2000 are for 13 week periods, respectively. The terms "fiscal 2002", and "fiscal 2001" refer to the Company's fiscal years ended April 27, 2002, and April 28, 2001, respectively.

       The consolidated financial statements do not contain all disclosures included in financial statements normally prepared in accordance with accounting principles generally accepted in the United States of America pursuant to SEC rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 28, 2001, as filed with the SEC on August 2, 2001, and are not necessarily indicative of the results that may be expected for the year ending April 27, 2002.

LIQUIDITY

       The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings, or to raise additional equity capital as necessary. The Company expects it will be able to refinance its principal payment obligations under its outstanding indebtedness prior to maturity of the Senior Notes.

RECLASSIFICATION

       Certain reclassifications have been made to the fiscal 2001 consolidated financial statements in order to conform with the current year presentations.


NOTE 2 - INVENTORIES

       Inventories consisted of the following as of:

                                                JULY 28,      APRIL 28,
                                                 2001            2001
                                              -----------    -----------
                                              (Unaudited)     (Audited)
Raw materials...........................      $  30,292      $   32,267
Work-in-process.........................         27,403          24,776
Finished goods..........................          5,935           4,588
                                               ---------     -----------
   Total................................      $  63,630      $   61,631
                                              ==========     ===========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

       On June 19, 2001, the Company signed an amendment to the Financing Agreement ("First Amendment"). The First Amendment amends certain financial ratios and restates the Refinanced Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5,000 for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and (iv) $5,000. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference Rate plus 2.5%.

       On June 11, 2001, the Company terminated the Refinanced Receivables Purchase Facility and purchased certain outstanding accounts receivable for $25,000. In connection with the above, the Company has recorded an extraordinary loss of $327, net of taxes, to write off the deferred financing costs of the Refinanced Receivables Purchase Facility.

       On March 7, 2001, the Company completed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78,722 in cash. The Company recorded a gain on the disposal in fiscal 2001 of $34,270, net of income taxes and transaction related expenses. Revenues attributable to Anderson discontinued operations were approximately $7,291 for the first quarter of fiscal 2001. As a result of this sale the Company's consolidated results of operations have been restated to reclassify the results of operations of Anderson to discontinued operations.

       The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson was subject to a covenant of the Senior Notes Indenture which requires the Company to apply cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or (iii) offer to repurchase the 1998 Senior Notes pursuant to an Excess Proceeds Offer (as defined). The Company has invested a portion of the Asset Sale Proceeds through the purchase of certain receivables in connection with the termination of the Refinanced Receivables Purchase Facility, and invested in certain capital expenditures.

       On June 2, 2000, Physical Electronics, Inc. and subsidiaries ("PHI") acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of Vivirad-High Voltage Corporation ("VHV") pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, VHV, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller received in exchange for the stock of Holdings an aggregate purchase price of $2,281.

       The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon an assessment by management. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which is being amortized on a straight-line basis over 5 years. The net purchase price of $2,281 has been allocated entirely to cost in excess of assets acquired. The operating results of VHV have been included in the Company's consolidated statement of operations from the dates of acquisition. The unaudited pro forma financial information for VHV for the first quarter of fiscal 2001 has not been presented because the effect of the transaction would not have been material to the results of operations of the Company.

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

       In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5,000. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion. There has been no substantive change in the status of this litigation.

       Certain other claims, suits and complaints have been filed or are pending against the Company. In the opinion of the Company, all such matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the consolidated financial position or the results of operations of the Company if resolved unfavorably to the Company. If estimates change, there are no assurances these items will not require additional accruals by the Company.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA

       The Company operates in three industry segments. Each segment operates independently with its own management team and manufacturing facilities and maintains its own independent market identity. During the fourth quarter of fiscal 2001, the Company revised the grouping within the reportable segments to more accurately reflect how the businesses are managed.

       The Industrial Power Control segment includes Ansaldo Sistemi Industriali S.p.A. ("ASI") and Robicon Corporation and subsidiaries ("Robicon"), together operated as "ASIRobicon". The Advanced Surface Analysis segment has two main components, equipment sales and analytical services. The segment consists of PHI and High Voltage Engineering Europa, B.V. ("HVE Europa") together operated as "Phymetrics". The results of operations of VHV have been included with the results of operations of HVE Europa. The third industry segment, Customized Monitoring Instrumentation, reflect the results of operations of Maxima Technologies, Inc. and subsidiaries ("Maxima").

                                                   OPERATING                    DEPRECIATION
                                          NET        INCOME      IDENTIFIABLE       AND           CAPITAL
                                         SALES       (LOSS)         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ---------     ------------   ------------    ------------
THREE MONTHS ENDED JULY 29, 2000
Industrial power control.........      $ 66,512    $   (403)     $   194,732    $       950     $     1,368
Advanced surface analysis........        20,739         201          110,384          2,646           1,329
Customized monitoring
  instrumentation................        16,211       1,151           41,681            614             202
Corporate........................            --      (1,161)          35,947             56               1
                                       ---------   ---------     ------------   ------------    ------------
  Consolidated (Unaudited).......      $103,462    $   (212)     $   382,744    $     4,266     $     2,900
                                       =========   =========     ============   ============    ============

THREE MONTHS ENDED JULY 28, 2001
Industrial power control.........      $ 62,942    $   (656)     $   197,749    $     1,416     $       943
Advanced surface analysis........        18,622      (1,107)         118,462          2,636           1,607
Customized monitoring
  instrumentation ...............        13,158         583           44,638            585             111
Corporate........................            --      (1,144)          11,070             42              20
                                       ---------   ---------     ------------   ------------    ------------
  Consolidated (Unaudited).......      $ 94,722    $ (2,324)     $   371,919    $     4,679     $     2,681
                                       =========   =========     ============   ============    ============

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

       The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at July 28, 2001.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $     8,391   $     3,746   $       --   $   12,137
  Restricted cash..................................        3,419           548           --        3,967
  Accounts receivable,.............................       45,809        72,559           --      118,368
  Inventories......................................       46,916        16,714           --       63,630
  Costs and earnings in excess of billings.........        4,188         8,580           --       12,768
  Prepaid expenses and other current assets........        3,167         7,708           --       10,875
                                                     ------------  ------------  -----------  -----------
    Total current assets...........................      111,890       109,855           --      221,745
PROPERTY, PLANT AND EQUIPMENT, NET.................       56,770        24,593           --       81,363
INVESTMENT IN JOINT VENTURE........................        3,632            --           --        3,632
ASSETS HELD FOR SALE...............................        2,480            --           --        2,480
OTHER ASSETS, NET..................................       23,118         7,261           --       30,379
COST IN EXCESS OF NET ASSETS ACQUIRED..............       32,320            --           --       32,320
INTERCOMPANY ACCOUNTS, NET.........................       15,617       (15,373)        (244)          --
                                                     ------------  ------------  -----------  -----------
                                                     $   245,827   $   126,336   $     (244)  $  371,919
                                                     ============  ============  ===========  ===========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $     2,183   $     6,597   $       --   $    8,780
  Foreign credit line..............................        1,616         5,895           --        7,511
  Accounts Payable and accrued expense.............       51,434        69,297           --      120,731
  Billings in excess of costs......................           41         3,107           --        3,148
  Advance payments by customers....................        8,688         8,441           --       17,129
  Federal, foreign and state income taxes
    payable........................................          701         3,593           --        4,294
  Deferred income taxes............................        1,024         2,013           --        3,037
  Redeemable put warrants..........................        2,900            --           --        2,900
                                                     ------------  ------------  -----------  -----------
    Total current liabilities......................       68,587        98,943           --      167,530
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....      170,622        25,034           --      195,656
DEFERRED INCOME TAXES..............................       12,190             6           --       12,196
OTHER LIABILITIES..................................        6,379        19,282           --       25,661
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $50,498)...........................       48,009            --           --       48,009
MINORITY INTEREST..................................           39            --           --           39
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................      (59,999)      (16,929)        (244)     (77,172)
                                                     ------------  ------------  -----------  -----------
                                                     $   245,827   $   126,336   $     (244)  $  371,919
                                                     ============  ============  ===========  ===========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

       The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the three months ended July 28, 2001.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
Net sales..........................................  $    52,635   $    42,518   $     (431)  $   94,722
Cost of sales......................................       39,958        34,984         (431)      74,511
                                                     ------------  ------------  -----------  -----------
    Gross profit...................................       12,677         7,534           --       20,211
Administrative and selling expenses................       11,913         6,107           --       18,020
Research and development expenses..................        3,518           760           --        4,278
Other, net.........................................         (176)          413           --          237
                                                     ------------  ------------  -----------  -----------
    (Loss) income from operations..................       (2,578)          254           --       (2,324)
Interest expense...................................       (5,211)         (831)          --       (6,042)
Interest income....................................          293             7           --          300
                                                     ------------  ------------  -----------  -----------
     Loss from continuing operations before
      income taxes and extraordinary item..........       (7,496)         (570)          --       (8,066)
Income taxes.......................................          415           669           --        1,084
                                                     ------------  ------------  -----------  -----------
     Loss from operations before extraordinary
      item.........................................       (7,911)       (1,239)          --       (9,150)
Extraordinary loss, net of income taxes............         (327)           --           --         (327)
                                                     ------------   -----------  -----------  -----------

Net loss...........................................  $    (8,238)   $   (1,239)  $       --   $   (9,477)
                                                     ============   ===========  ===========  ===========

Supplemental Data:
    Depreciation and Amortization..................  $     3,789    $      890   $       --   $    4,679
    Capital Expenditures...........................        2,020           661           --        2,681

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

       The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at July 29, 2000.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $     2,333   $     5,974   $       --   $    8,307
  Restricted cash..................................        4,587           120           --        4,707
  Accounts receivable,.............................       23,673        74,552           --       98,225
  Refundable income taxes..........................        1,128            --           --        1,128
  Inventories......................................       37,407        17,488           --       54,895
  Costs and earnings in excess of billings.........           --         9,615           --        9,615
  Prepaid expenses and other current assets........        4,493        11,422         (214)      15,701
                                                     ------------  ------------  -----------  -----------
    Total current assets...........................       73,621       119,171         (214)     192,578
PROPERTY, PLANT AND EQUIPMENT, NET.................       61,557        32,676           --       94,233
INVESTMENT IN JOINT VENTURE........................        3,017            --           --        3,017
ASSETS HELD FOR SALE...............................       10,375           100           --       10,475
OTHER ASSETS, NET..................................       42,576         2,704           --       45,280
COST IN EXCESS OF NET ASSETS ACQUIRED..............       37,161            --           --       37,161
INTERCOMPANY ACCOUNTS, NET.........................       11,976       (11,524)        (452)          --
                                                     ------------  ------------  -----------  -----------
                                                     $   240,283      $143,127   $     (666)  $  382,744
                                                     ============  ============  ===========  ===========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $    13,525   $       387   $       --   $   13,912
  Foreign credit line..............................        1,882            --           --        1,882
  Accounts Payable and accrued expense.............       49,840        89,972           --      139,812
  Billings in excess of costs......................        3,966         7,142           --       11,108
  Advance payments by customers....................        7,693         6,084           --       13,777
  Federal, foreign and state income taxes
    payable........................................        3,936           777           --        4,713
  Deferred income taxes............................        1,227            --         (214)       1,013
  Redeemable put warrants..........................        2,900            --           --        2,900
                                                     ------------  ------------  -----------  -----------
    Total current liabilities......................       84,969       104,362         (214)     189,117
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....      169,842        25,115           --      194,957
DEFERRED INCOME TAXES..............................        6,486            --           --        6,486
OTHER LIABILITIES..................................        8,547        22,954           --       31,501
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $44,451)...........................       42,149            --           --       42,149
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................      (71,710)       (9,304)        (452)     (81,466)
                                                     ------------  ------------  -----------  -----------
                                                     $   240,283      $143,127   $     (666)  $  382,744
                                                     ============  ============  ===========  ===========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

       The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the three months ended July 29, 2000.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
Net sales..........................................  $    55,999   $    48,300   $     (837)  $  103,462
Cost of sales......................................       40,940        40,430         (837)      80,533
                                                     ------------  ------------  -----------  -----------
    Gross profit...................................       15,059         7,870           --       22,929
Administrative and selling expenses................       12,453         5,745           --       18,198
Research and development expenses..................        3,606           815           --        4,421
Other, net.........................................          522            --           --          522
                                                     ------------  ------------  -----------  -----------
    (Loss) income from operations..................       (1,522)        1,310           --         (212)
Interest expense...................................       (4,466)         (659)          --       (5,125)
Interest income....................................           75            --           --           75
                                                     ------------  ------------  -----------  -----------
    (Loss)income from continuing operations before
      income taxes and discontinued operations ....       (5,913)          651           --       (5,262)
Income taxes.......................................            5           454           --          459
                                                     ------------  ------------  -----------  -----------
    (Loss)income from continuing operations before
      discontinued operations......................       (5,918)          197           --       (5,721)
Discontinued operations:
    Income from discontinued operations, net
      of income taxes..............................          431            --           --          431
                                                     ------------  ------------  -----------  -----------

Net (loss) income..................................  $    (5,487)  $       197   $       --   $   (5,290)
                                                     ============  ============  ===========  ===========

Supplemental Data:
    Depreciation and Amortization..................  $     3,948   $       318   $       --   $    4,266
    Capital Expenditures...........................        2,516           384           --        2,900

NOTE 6 - COMPREHENSIVE INCOME

       For the first quarter of fiscal 2002, comprehensive loss consisted of foreign currency translation of $1,931 and pension liability adjustments of $616, net of taxes.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 141"), Business Combinations, and Goodwill and intangible Assets ("SFAS No. 142"). SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting;(ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives
(i) will no longer be subject to amortization; (ii) will be tested for impairment annually and whenever there is an impairment indicator; and (iii) will be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact the SFAS No. 141 and SFAS No. 142 will have on its financial reporting requirements.

       Effective April 29, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. The Company does use derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. There were no derivative instruments outstanding at July 28, 2001, which would have a material effect on the consolidated financial statements. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101 to the fourth fiscal quarter of fiscal 2001. The adoption of SAB101 did not have a material impact on the Company's financial position or results of operations.

NOTE 8 - EURO CONVERSION

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

       As a result of the sale by the Company of substantially all of the assets of the Company's Anderson operating unit on March 7, 2001, the Company's consolidated results have been restated to reclassify the results of such operations as discontinued operations.

       As used in this filing, the terms "fiscal 2002" and "fiscal 2001" refer to the Company's fiscal years ended April 27, 2002 and April 28, 2001, respectively. The Company operates on a 52 or 53 week fiscal year. The three months ended July 28, 2001 and July 29, 2000 include the results of operations of the Company for 13 week periods, respectively.

       The Company's products and services are divided into three segments:
Industrial Power Control segment includes Ansaldo Sistemi Industriali S.p.A. ("ASI") and Robicon Corporation and subsidiaries ("Robicon"), together operated as "ASIRobicon". The Advanced Surface Analysis segment has two main components, equipment sales and analytical services. The segment consists of Physical Electronics, Inc. and subsidiaries ("PHI") and High Voltage Engineering Europa, B.V. ("HVE Europa") together operated as "Phymetrics". The third industry segment, Customized Monitoring Instrumentation, reflect the results of operations of Maxima Technologies, Inc. and subsidiaries ("Maxima"). Financial information concerning the Company's industry segments is summarized in Note 6 to the Notes to the Consolidated Financial Statements included in Item 1, herein.

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

ACQUISITION OF VIVIRAD-HIGH VOLTAGE CORPORATION

       On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company VHV pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, VHV, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller received in exchange for the stock of Holdings an aggregate purchase price of $2.3 million. The unaudited pro forma financial information for the first quarter of fiscal 2001 has not been presented because the effect of the transaction would not have been material to the results of operations. The results of operations of VHV have been included in the results of operations of HVE Europa.

CONSOLIDATED

       Net sales for the first quarter of fiscal 2002 were $94.7 million, which was a $8.7 million or 8.4% lower as compared to the first quarter of fiscal 2001. The following discussion does not address the financial results for the first quarter of fiscal 2001 for VHV, which was acquired on June 2, 2000, because the results of operations for VHV were deemed immaterial. The Company reported a net loss from continuing operations before extraordinary item and discontinued operations of $9.2 million for the first quarter of fiscal 2002 compared to net loss of $5.7 million for the first quarter of fiscal 2001. The increase in the loss was due primarily to: (i) lower sales volume, (ii) lower margins due to mix, (iii) higher foreign tax provisions and (iv) higher interest costs due to higher levels of debt.

SEGMENT ANALYSIS:

THREE MONTHS ENDED JULY 28, 2001 COMPARED TO THREE MONTHS ENDED
JULY 29, 2000

       THE INDUSTRIAL POWER CONTROL SEGMENT reported net sales of $62.9 million for the first quarter of fiscal 2002 which was a decrease of $3.6 million, or 5.4%, from the first quarter of fiscal 2001. Net sales for Robicon increased $2.2 million or 12.1% during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The increase in net sales was due to incremental increases across all Robicon product lines with the greatest increase in revenue from medium voltage product line. Order levels remain strong and backlog for Robicon has increased $5.0 million or 9.5% to $57.8 million compared to backlog at April 28, 2001 of $52.8 million. Robicon continues to see stronger activity in the energy market compared to some weakening in other markets. Net sales for ASI decreased $5.8 million or 12.0% during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The decrease in net sales is primarily due to lower revenue for ASI in the US and UK which had included additional contracts during the first quarter of fiscal 2001.

       Operating loss for the first quarter of fiscal 2002 of $0.7 million increased $253,000 compared to a loss of $403,000 in the first quarter of fiscal 2001. The operating loss increase for the segment was due primarily to lower sales volume offset by gross margin improvements at ASI which increased by 1.4% as a result of greater productivity and cost reductions following the restructuring programs. Operating loss for Robicon decreased $0.8 million to a loss of $0.9 million in the first quarter of fiscal 2002. The improvement in the operating results for Robicon was primarily due to higher sales volume during the first quarter of fiscal 2002. Operating income for ASI was $254,000 for the first quarter of fiscal 2002 compared to income of $1.3 million in the first quarter of fiscal 2001. The decrease was primarily attributable to lower gross profit due to lower sales volume and certain severance costs partially offset by gross margin improvements as noted above.

       THE ADVANCED SURFACE ANALYSIS SEGMENT reported net sales of $18.6 million for the first quarter of fiscal 2002 which was a decrease of $2.1 million, or 10.2% from the first quarter of fiscal 2001. The decrease in net sales was primarily the result of HVE Europa shipping fewer ion accelerator sub-systems for the semiconductor market during the first quarter of fiscal 2002.

       Operating income decreased $1.3 million to a loss of $1.1 million in the first quarter of fiscal 2002 as compared to income of $0.2 million in the first quarter of fiscal 2001. The decrease in the operating income was partially due to a decline in the gross margin percentage of 5.1% at PHI in the first quarter of fiscal 2002 due to a higher mix of systems to Ulvac-PHI, which historically have lower sales margins, during the first quarter of fiscal 2002 compared the same period in fiscal 2001 in addition to HVE Europa reduced sales volume.

       THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $13.2 million for the first quarter of fiscal 2002 which was a decrease of $3.1 million or 18.8%, from the first quarter of fiscal 2001. The reduction in net sales was primarily a result of lower business at the end of the first quarter of fiscal 2001 from a large customer due to a planned model year changeover and reduced volume from the heavy truck market including a major company that was placed on credit hold in fiscal 2001. These factors plus the slowdown in distribution markets coupled with reduced pricing for certain key accounts reflect the major cause for the sales decline. New products such as the digital tachometer and instrument clusters partially offset the sales reduction. Gross margin declined $1.5 million, due to a decrease in the gross margin percentage of 5.3% during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The decrease in gross margin is a result of higher warranty cost on some discontinued Stewart Warner brand products, reduced sales volume and pricing as discussed above, partially offset by certain price increases implemented in the second half of fiscal 2001. Operating income decreased $0.6 million to $0.6 million for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The decrease in operating income was attributable to lower gross margin due to lower sales volume partially offset by lower operating expenses in the first quarter of fiscal 2002.

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

       On March 7, 2001, the Company completed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78.7 million in cash. The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson was subject to a covenant of the Senior Notes Indenture which requires the Company to apply cash to (i) repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or (iii) offer to purchase the 1998 Senior Notes pursuant to an Excess Proceeds Offer (as defined). In connection with the sale of Anderson the Company has invested a portion of the Asset Sale Proceeds through the purchase of certain receivables in connection with the termination of the Refinanced Receivables Purchase Facility, and invested in certain capital expenditures.

       Through June 11, 2001, the Company maintained a Refinanced Receivables Purchase Facility with HV-FC. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company would sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. The Refinanced Receivables Purchase Facility allowed the domestic subsidiaries to sell to the Company which, in turn, sold to HV-FC an undivided ownership interest in the Pool Assets, up to a limit of $25.0 million. HV-FC owned all of its assets and sold participating interests in such accounts receivable to a third party which, in turn, purchased and received ownership and security interests in those assets. On June 11, 2000, the Company terminated the Refinanced Receivables Purchase Facility and purchased certain outstanding accounts receivable for $25.0 million. In connection with the above, the Company has recorded an extraordinary loss of $0.3 million, net of taxes, to write off the deferred financing costs of the Refinanced Receivables Purchase Facility.

       On June 19, 2001, in connection with a consent received for the sale of the assets of Anderson, the Company amended certain financial ratios of the Financing Agreement ("First Amendment"). The First Amendment amended certain financial ratios and converted the Refinanced Revolving Credit Facility, Term Loan A and Term Loan B to a combined revolving credit facility ("New Revolving Credit Facility") which provides $25.0 million of credit availability with a sub-facility of $5.0 million for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and (iv) $5.0 million. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference rate plus 2.5%. Borrowings outstanding under the New Revolving Credit Facility as of July 28, 2001 were $5.0 million.

       The New Revolving Credit Facility contain restricted provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material assets and other matters.

       As of July 28, 2001, the Company had total indebtedness (including redeemable put warrants) of $214.8 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $50.5 million.

       As of July 28, 2001, the Company had outstanding and issuable redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

       The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings, or to raise additional equity capital as necessary. The Company expects it will be able to refinance its principal payment obligations under its outstanding indebtedness prior to maturity of the Senior Notes.

       The Company's working capital was $54.2 million at July 28, 2001. The Company's cash flows used in continuing operations were $24.8 million during the first quarter of fiscal 2002, as compared to cash used in continuing operations of $0.9 million in the first quarter of fiscal 2001.

       The Company invested $2.6 million in capital expenditures during the first quarter of fiscal 2002 including $0.6 million at ASI for facility upgrades and investment in information technology and $1.2 million in upgrades and additions to PHI's demo and lab equipment.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 141"), Business Combinations, and Goodwill and intangible Assets ("SFAS No. 142"). SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting;(ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives (i) will no longer be subject to amortization; (ii) will be tested for impairment annually and whenever there is an impairment indicator and (iii) be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact the SFAS No. 141 and SFAS No. 142 will have on its financial reporting requirements.

       Effective April 29, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. The Company does use derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. There were no derivative instruments outstanding at July 28, 2001, which would have a material effect on the consolidated financial statements. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. In June 2000, the SEC issued SAB 101B which defers the effective date of implementation of SAB 101 to the fourth fiscal quarter of fiscal 2001. The adoption of SAB101 did not have a material impact on the Company's financial position or results of operations.

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

       In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5,000. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion. There has been no substantive change in the status of this litigation.

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

       None.

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

                                        HIGH VOLTAGE ENGINEERING CORPORATION

Dated: September 21, 2001               By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer