Form 10-Q
period 2001-10-27
HIGH VOLTAGE ENGINEERING CORP
filed 2001-12-18
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 27, 2001

                                       or

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

                               (1) Yes /X/ No / /

                               (2) Yes / / No /X/

Number of Common Shares outstanding at December 18, 2001: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

    ITEM 1. - FINANCIAL STATEMENTS

       Consolidated Balance Sheets at October 27, 2001 (Unaudited) and April 28, 2001 (Audited).......    3

       Consolidated Statements of Operations for the Three and Six Months ended
       October 27, 2001 (Unaudited) and October 28, 2000 (Unaudited)..................................    4

       Consolidated Statements of Stockholders' Deficiency for the Six Months ended
       October 27, 2001 (Unaudited) and for the Years ended April 28, 2001 (Audited)
       and April 29, 2000 (Audited)...................................................................    5

       Consolidated Statements of Cash Flows for the Six Months ended
       October 27, 2001 (Unaudited) and October 28, 2000 (Unaudited)..................................    6

       Notes to Consolidated Financial Statements (Unaudited).........................................    8

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   17

    ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   22


PART II - OTHER INFORMATION

    ITEM 1. - LEGAL PROCEEDINGS.......................................................................   23

    ITEM 2. - CHANGES IN SECURITIES...................................................................   23

    ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.........................................................   23

    ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   24

    ITEM 5. - OTHER INFORMATION.......................................................................   24

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K........................................................   24

SIGNATURES............................................................................................   25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          OCTOBER 27,      APRIL 28,
                                                             2001            2001
                                                         -----------     -----------
                                                         (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................      $  13,570       $  26,932
  Restricted cash...................................          2,514          29,472
  Accounts receivable, net..........................        122,365          81,358
  Refundable income taxes...........................          1,366             495
  Inventories.......................................         60,202          61,631
  Costs and earnings in excess of billings..........          8,091          13,032
  Prepaid expenses and other current assets.........         12,246           8,694
                                                          ----------      ----------
    Total current assets............................        220,354         221,614

PROPERTY, PLANT AND EQUIPMENT, NET..................         82,479          82,980
INVESTMENT IN JOINT VENTURE.........................          2,737           2,040
ASSETS HELD FOR SALE................................          2,451           2,510
OTHER ASSETS, NET...................................         29,957          69,447
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..........         31,073          33,032
                                                          ----------      ----------
                                                          $ 369,051       $ 411,623
                                                          ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..      $   8,333       $   8,805
  Foreign credit line...............................          9,692           6,075
  Accounts payable..................................         64,329          73,157
  Accrued interest..................................          4,423           4,104
  Accrued liabilities...............................         40,524          43,529
  Billings in excess of costs.......................          2,887           4,296
  Advance payments by customers.....................         20,294          18,886
  Federal, foreign and state income taxes payable...          1,869          12,519
  Deferred income taxes.............................          1,950           3,336
  Redeemable put warrants...........................          2,900           2,900
                                                          ----------      ----------
    Total current liabilities.......................        157,201         177,607
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......        211,498         211,588
DEFERRED INCOME TAXES...............................         13,519          13,519
OTHER LIABILITIES...................................         24,186          28,249
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $52,224 AS OF OCTOBER 27, 2001).....         49,989          46,122
MINORITY INTEREST...................................             14              59
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock......................................              1               1
  Paid-in-capital...................................         20,140          20,140
  Accumulated deficit...............................       (107,750)        (86,215)
  Common stock warrants.............................          2,813           2,813
  Other comprehensive (loss)........................         (2,560)         (2,260)
                                                          ----------      ----------
    Total stockholders' deficiency..................        (87,356)        (65,521)
                                                          ----------      ----------
                                                          $ 369,051       $ 411,623
                                                          ==========      ==========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   --------------------------     --------------------------
                                                   OCTOBER 27,    OCTOBER 28,     OCTOBER 27,    OCTOBER 28,
                                                      2001           2000            2001           2000
                                                   -----------    -----------     -----------    -----------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Net sales......................................    $   98,186     $  102,130      $  192,908     $  205,592
Cost of sales..................................        75,230         83,520         149,741        163,912
                                                   -----------    -----------     -----------    -----------
  Gross profit.................................        22,956         18,610          43,167         41,680

Administrative and selling expenses............        18,897         16,231          36,917         34,723
Research and development expenses..............         4,134          3,885           8,412          8,153
Other..........................................         1,383          1,785           1,620          2,307
                                                   -----------    -----------     -----------    -----------
  Loss from operations.........................        (1,458)        (3,291)         (3,782)        (3,503)

Interest expense...............................        (6,613)        (5,336)        (12,655)       (10,461)
Interest income................................           352             49             652            124
                                                   -----------    -----------     -----------    -----------
  Loss from continuing operations before
    income taxes, discontinued operations
    and extraordinary items....................        (7,719)        (8,578)        (15,785)       (13,840)
Income taxes...................................           472            141           1,556            600
                                                   -----------    -----------     -----------    -----------
  Loss from continuing operations, before
    discontinued operations and extraordinary
    items......................................        (8,191)        (8,719)        (17,341)       (14,440)

Discontinued operations
  Income from discontinued operations,
    net of income taxes........................            --            535              --            966
Extraordinary loss, net of income taxes........            --           (365)           (327)          (365)
                                                   -----------    -----------     -----------    -----------
NET LOSS.......................................        (8,191)        (8,549)        (17,668)       (13,839)
Preferred dividends............................        (1,809)        (1,213)         (3,525)        (2,609)
Accretion of redeemable preferred stock........          (171)          (111)           (342)          (222)
                                                   -----------    -----------     -----------    -----------
Net loss applicable to common
  stockholders.................................    $  (10,171)    $   (9,873)     $  (21,535)    $  (16,670)
                                                   ===========    ===========     ===========    ===========
Net loss per common share:
  Continuing operations........................    $(9,391.51)    $(9,273.31)     $(19,582.64)   $(15,947.37)
  Income from discontinued operations..........            --         494.00               --         891.97
  Extraordinary items..........................            --        (337.03)         (301.94)       (337.03)
                                                   -----------    -----------     ------------   ------------
  Net loss applicable to common
    stockholders...............................    $(9,391.51)    $(9,116.34)     $(19,884.58)   $(15,392.43)
                                                   ===========    ===========     ============   ============
Weighted average common stock outstanding......         1,083          1,083            1,083          1,083
Weighted average common stock and dilutive
  equivalents outstanding......................         1,276          1,270            1,276          1,256
                                                      =======        =======          =======        =======

          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                                                        COMMON         OTHER
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       COMPREHENSIVE
                                 STOCK      CAPITAL       DEFICIT      WARRANTS        (LOSS)          TOTAL
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 24, 1999
  (Audited).................     $   1     $ 19,527     $  (62,342)    $  2,200     $      (347)    $ (40,961)
Net loss....................                               (27,108)                                   (27,108)
Preferred stock dividends...                                (4,965)                                    (4,965)
Accretion of redeemable
  preferred stock...........                                  (448)                                      (448)
Change in foreign currency
  translation...............                                                                (86)          (86)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 29, 2000
  (Audited).................         1       19,527        (94,863)       2,200            (433)      (73,568)
Net income..................                                15,354                                     15,354
Preferred stock dividends...                                (6,101)                                    (6,101)
Accretion of redeemable
  preferred stock...........                                  (605)                                      (605)
Issuable shares of common
  stock and common stock
  warrants..................                    613                         613                         1,226
Change in foreign currency
  translation...............                                                             (1,451)       (1,451)
Pension liability adjustment                                                               (376)         (376)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, April 28, 2001
  (Audited).................         1       20,140        (86,215)       2,813          (2,260)      (65,521)
Net loss....................                               (17,668)                                   (17,668)
Preferred stock dividends...                                (3,525)                                    (3,525)
Accretion of redeemable
  preferred stock...........                                  (342)                                      (342)
Change in foreign currency
  translation...............                                                                (60)          (60)
Pension liability adjustment                                                               (240)         (240)
                                 ------    ---------    -----------    ---------    ------------    ----------
Balance, October 27, 2001
  (Unaudited)...............     $   1     $ 20,140     $ (107,750)    $  2,813     $    (2,560)    $ (87,356)
                                 ======    =========    ===========    =========    ============    ==========

          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 27,     OCTOBER 28,
                                                                     2001            2000
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................       $(17,668)       $(13,839)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Income from discontinued operations, net of income
       taxes...............................................             --            (966)
     Extraordinary item, net of income taxes...............            327             365
     Depreciation and amortization.........................         10,137           9,384
     Non-cash interest.....................................            719             540
     Deferred income taxes.................................         (1,386)            874
     Undistributed earnings of affiliate...................           (929)            101
     (Gain) loss on sale of assets.........................           (417)             56
     Change in assets and liabilities net of effects of
       business acquisition:
       Accounts receivable, net............................          9,702           4,593
       Refinanced Receivables Purchase Facility............        (10,279)          4,693
       Refundable Income taxes.............................             --             580
       Inventories.........................................          1,429          (1,049)
       Costs and earnings in excess of billings............          4,941          (3,059)
       Prepaid expenses and other current assets...........         (3,552)         (5,787)
       Other assets........................................         (2,886)         (1,623)
       Accounts payable, accrued interest and accrued
         liabilities.......................................        (16,635)         (8,460)
       Billings in excess of cost..........................         (1,409)            474
       Advance payments by customers.......................          1,408          10,769
       Federal, foreign and state income taxes payable.....        (11,798)             24
                                                                  ---------       ---------
       Net cash (used in) continuing operations............        (38,296)         (2,330)
       Net cash provided by discontinued operations........             --           1,784
                                                                  ---------       ---------
       Net cash (used in) operating activities.............        (38,296)           (546)
                                                                  ---------       ---------

Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
       operations..........................................         (3,762)         (5,303)
   Additions to property, plant and equipment, discontinued
       operations..........................................             --          (1,618)
   Acquisition of Vivirad-High Voltage Corporation, net
     of cash acquired......................................             --          (2,281)
   Other...................................................            891           1,061
                                                                  ---------       ---------
       Net cash (used in) investing activities.............         (2,871)         (8,141)
                                                                  ---------       ---------
Cash flows from financing activities:
   Net proceeds (payments) on foreign credit line..........          3,593            (209)
   Net decrease (increase) in restricted cash..............         26,958            (180)
   Principal payments on long-term obligations.............         (1,948)         (2,464)
   Net (payments) borrowings under credit agreements.......         (1,752)          7,747
   Proceeds from the issue of long-term obligations, net
     of issuance costs.....................................            244           1,526
   Minority interest.......................................            (45)             --
   Cash overdraft, continuing operations...................            818           4,493
   Cash overdraft, discontinued operations.................             --             167
                                                                  ---------       ---------
     Net cash provided by financing activities.............         27,868          11,080
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............            (63)           (206)
                                                                  ---------       ---------
   Net (decrease) increase in cash and cash equivalents....        (13,362)          2,187
   Cash and cash equivalents, beginning of the period......         26,932           5,307
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $ 13,570        $  7,494
                                                                  =========       =========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 27,     OCTOBER 28,
                                                                     2001            2000
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
 Supplemental Disclosure of Cash Flows Information:
   Cash paid for:
   Interest................................................       $  11,534       $ 10,452
   Income taxes............................................          14,858            537
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $   3,525       $  2,609
   Leased asset additions..................................           2,965            198

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

    The Company operates on a 52 or 53 week fiscal year. The results of operations for the six months ended October 27, 2001 and October 28, 2000 are for 26 week periods, respectively. The terms "fiscal 2002", and "fiscal 2001" refer to the Company's fiscal years ended April 27, 2002, and April 28, 2001, respectively.

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

RECLASSIFICATION

    Certain reclassifications have been made to the fiscal 2001 consolidated financial statements in order to conform with the current year's presentation.

NOTE 2 -- INVENTORIES

    Inventories consisted of the following as of:

                                               OCTOBER 27,    APRIL 28,
                                                 2001            2001
                                              -----------    -----------
                                              (Unaudited)     (Audited)
Raw materials...........................      $   29,563     $   32,267
Work-in-process.........................          23,949         24,776
Finished goods..........................           6,690          4,588
                                              -----------    -----------
   Total................................      $   60,202     $   61,631
                                              ===========    ===========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 3 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

    Through June 11, 2001, the Company maintained a Refinanced Receivables Purchase Facility with High Voltage Funding Corporation ("HV-FC") a limited purpose subsidiary of the Company. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company would sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. HV-FC owned all of its assets and sold participating interests up to a limit of $25,000 in such assets to a third party which, in turn, purchased and received ownership and security interests in those assets. During the six months ended October 28, 2000, in connection with the above the Company recorded an extraordinary loss of $365 to write off the deferred financing costs and prepayment penalties of the Revolving Credit Facility and Receivables Purchase Facility. On June 11, 2001, the Company terminated the Refinanced Receivables Purchase Facility and purchased certain outstanding accounts receivable for $25,000. The change in accounts receivable and other assets in the accompanying balance sheets include $50,214 and $39,935, respectively for the six months ended October 27, 2001 as a result of the termination of the Refinanced Receivables Purchase Facility. In connection with the above, the Company has recorded an extraordinary loss of $327, net of taxes, to write off the deferred financing costs of the Refinanced Receivables Purchase Facility.

    On June 19, 2001, the Company signed an amendment to the Financing Agreement ("First Amendment"). The First Amendment amends certain financial ratios and restates the Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5,000 for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and (iv) $5,000. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference Rate plus 2.5%. At October 27, 2001 $17,500 was outstanding under the New Revolving Credit Facility.

    On March 7, 2001, the Company completed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78,722 in cash. The Company recorded a gain on the disposal in fiscal 2001 of $34,270, net of income taxes and transaction related expenses. Revenues attributable to Anderson discontinued operations were approximately $14,578 for the first half of fiscal 2001. As a result of this sale the Company's consolidated results of operations have been restated to reclassify the results of operations of Anderson to discontinued operations.

    The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson was subject to a covenant of the Senior Notes Indenture, which requires the Company to apply the net cash received to (i), repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or (iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer, as defined. The Company has invested a portion of the Asset Sale Proceeds through the purchase of certain receivables in connection with the termination of the Refinanced Receivables Purchase Facility and invested in certain capital expenditures.

    On June 2, 2000, Physical Electronics, Inc. and subsidiaries ("PHI") acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of Vivirad-High Voltage Corporation together ("VHV") pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, VHV, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller received in exchange for the stock of Holdings an aggregate purchase price of $2,281.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 3 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS (CONTINUED)

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon an assessment by management. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which is being amortized on a straight-line basis over approximately two years. The net purchase price of $2,281 has been allocated entirely to cost in excess of assets acquired. The operating results of VHV have been included in the Company's consolidated statement of operations from the dates of acquisition. The unaudited pro forma financial information for VHV for the first half of fiscal 2001 has not been presented because the effect of the transaction would not have been material to the results of operations of the Company.


NOTE 4 - CONTINGENCIES

    The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

    In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5,000. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion. Toshiba has not re-filed its claims. There has been no substantive change in the status of this litigation.

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

                                                   OPERATING                    DEPRECIATION
                                          NET        INCOME      IDENTIFIABLE       AND           CAPITAL
                                         SALES       (LOSS)         ASSETS      AMORTIZATION    EXPENDITURES
                                       ---------   ---------     ------------   ------------    ------------
SIX MONTHS ENDED OCTOBER 28, 2000
Industrial power control.........      $134,699    $  (1,231)    $   172,449     $    2,881     $     1,897
Advanced surface analysis........        41,744       (1,702)        108,818          5,172           3,221
Customized monitoring
  instrumentation ...............        29,149        1,332          39,354          1,218             363
Corporate........................            --       (1,902)         35,691            113              20
                                       ---------   ----------    ------------    -----------    ------------
  Consolidated (Unaudited).......      $205,592    $  (3,503)    $   356,312     $    9,384     $     5,501
                                       =========   ==========    ============    ===========    ============
SIX MONTHS ENDED OCTOBER 27, 2001
Industrial power control.........      $130,224    $     645     $   195,611     $    3,102     $     4,400
Advanced surface analysis........        38,227       (3,818)        116,586          5,778           2,008
Customized monitoring
  instrumentation ...............        24,457        1,126          42,042          1,179             297
Corporate........................            --       (1,735)         14,812             78              22
                                       ---------   ----------    ------------    -----------    ------------
  Consolidated (Unaudited).......      $192,908    $  (3,782)    $   369,051     $   10,137     $     6,727
                                       =========   ==========    ============    ===========    ============

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at October 27, 2001.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $    10,143   $     3,427   $       --   $   13,570
  Restricted cash..................................        2,380           134           --        2,514
  Accounts receivable, net.........................       50,516        71,849           --      122,365
  Refundable income taxes..........................        1,366            --           --        1,366
  Inventories......................................       47,406        12,796           --       60,202
  Costs and earnings in excess of billings.........        2,562         5,529           --        8,091
  Prepaid expenses and other current assets........        3,167         9,079           --       12,246
                                                     ------------  ------------  -----------  -----------
    Total current assets...........................      117,540       102,814           --      220,354
PROPERTY, PLANT AND EQUIPMENT, NET.................       54,901        27,578           --       82,479
INVESTMENT IN JOINT VENTURE........................        2,737            --           --        2,737
ASSETS HELD FOR SALE...............................        2,451            --           --        2,451
OTHER ASSETS, NET..................................       22,294         7,663           --       29,957
COST IN EXCESS OF NET ASSETS ACQUIRED..............       31,073            --           --       31,073
INTERCOMPANY ACCOUNTS, NET.........................       18,206       (17,684)        (522)          --
                                                     ------------  ------------  -----------  -----------
                                                     $   249,202   $   120,371   $     (522)  $  369,051
                                                     ============  ============  ===========  ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $     1,474   $     6,859   $       --   $    8,333
  Foreign credit line..............................        1,023         8,669           --        9,692
  Accounts Payable and accrued expense.............       46,078        63,198           --      109,276
  Billings in excess of costs......................          717         2,170           --        2,887
  Advance payments by customers....................       12,550         7,744           --       20,294
  Federal, foreign and state income taxes
    payable........................................          600         1,269           --        1,869
  Deferred income taxes............................        1,118           832           --        1,950
  Redeemable put warrants..........................        2,900            --           --        2,900
                                                     ------------  ------------  -----------  -----------
    Total current liabilities......................       66,460        90,741           --      157,201
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....      182,868        28,630           --      211,498
DEFERRED INCOME TAXES..............................       13,519            --           --       13,519
OTHER LIABILITIES..................................        5,375        18,811           --       24,186
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $52,224)...........................       49,989            --           --       49,989
MINORITY INTEREST..................................           14            --           --           14
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................      (69,023)      (17,811)        (522)     (87,356)
                                                     ------------  ------------  -----------  -----------
                                                     $   249,202   $   120,371   $     (522)  $  369,051
                                                     ============  ============  ===========  ===========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the six months ended October 27, 2001.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
Net sales..........................................  $   108,859   $    86,247   $   (2,198)  $  192,908
Cost of sales......................................       81,254        70,685       (2,198)     149,741
                                                     ------------  ------------  -----------  -----------
   Gross profit....................................       27,605        15,562           --       43,167
Administrative and selling expenses................       24,248        12,669           --       36,917
Research and development expenses..................        6,903         1,509           --        8,412
Other, net.........................................        1,045           575           --        1,620
                                                     ------------  ------------  -----------  -----------
   (Loss) income from operations...................       (4,591)          809           --       (3,782)
Interest expense...................................      (10,507)       (2,148)          --      (12,655)
Interest income....................................          376           276           --          652
                                                     ------------  ------------  -----------  -----------
   Loss from continuing operations before
      income taxes and extraordinary item..........      (14,722)       (1,063)          --      (15,785)
Income taxes.......................................          481         1,075           --        1,556
                                                     ------------  ------------  -----------  -----------
   Loss from operations before extraordinary
      item.........................................      (15,203)       (2,138)          --      (17,341)
Extraordinary loss, net of income taxes............         (327)           --           --         (327)
                                                     ------------   -----------  -----------  -----------
NET LOSS...........................................  $   (15,530)   $   (2,138)  $       --   $  (17,668)
                                                     ============   ===========  ===========  ===========
Supplemental Data:
    Depreciation and Amortization..................  $     8,138    $    1,999   $       --   $   10,137
    Capital Expenditures...........................        3,031         3,696           --        6,727

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at October 28, 2000.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $     1,348   $     6,146   $       --   $    7,494
  Restricted cash..................................        4,121           120           --        4,241
  Accounts receivable, net.........................       16,337        64,519           --       80,856
  Refundable income taxes..........................          495            --           --          495
  Inventories......................................       38,103        13,402           --       51,505
  Costs and earnings in excess of billings.........        3,889         6,584           --       10,473
  Prepaid expenses and other current assets........        5,170        11,881         (170)      16,881
                                                     ------------  ------------  -----------  -----------
    Total current assets...........................       69,463       102,652         (170)     171,945
PROPERTY, PLANT AND EQUIPMENT, NET.................       60,631        29,448           --       90,079
INVESTMENT IN JOINT VENTURE........................        2,772            --           --        2,772
ASSETS HELD FOR SALE...............................       10,904            15           --       10,919
OTHER ASSETS, NET..................................       40,676         2,500           --       43,176
COST IN EXCESS OF NET ASSETS ACQUIRED..............       37,421            --           --       37,421
INTERCOMPANY ACCOUNTS, NET.........................       11,070         7,059      (18,129)          --
                                                     ------------  ------------  -----------  -----------
                                                     $   232,937   $   141,674   $  (18,299)  $  356,312
                                                     ============  ============  ===========  ===========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $     2,991   $       109   $       --   $    3,100
  Foreign credit line..............................        1,599            --           --        1,599
  Accounts Payable and accrued expense.............       51,932        76,949           --      128,881
  Billings in excess of costs......................          180         6,082           --        6,262
  Advance payments by customers....................        9,842         8,377           --       18,219
  Federal, foreign and state income taxes
    payable........................................        2,641           847           --        3,488
  Deferred income taxes............................        2,036            69         (170)       1,935
  Redeemable put warrants..........................        2,900            --           --        2,900
                                                     ------------  ------------  -----------  -----------
    Total current liabilities......................       74,121        92,433         (170)     166,384
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....      181,241        20,597           --      201,838
DEFERRED INCOME TAXES..............................        6,448            --           --        6,448
OTHER LIABILITIES..................................        7,891        20,632           --       28,523
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $45,863)...........................       42,247            --           --       42,247
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................      (79,011)        8,012      (18,129)     (89,128)
                                                     ------------  ------------  -----------  -----------
                                                     $   232,937   $   141,674   $  (18,299)  $  356,312
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

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------  -----------
Net sales..........................................  $   112,144   $    94,646   $   (1,198)  $  205,592
Cost of sales......................................       82,720        82,390       (1,198)     163,912
                                                     ------------  ------------  -----------  -----------
  Gross profit.....................................       29,424        12,256           --       41,680
Administrative and selling expenses................       24,245        10,478           --       34,723
Research and development expenses..................        7,020         1,133           --        8,153
Other, net.........................................        2,332           (25)          --        2,307
                                                     ------------  ------------  -----------  -----------
  (Loss) income from operations....................       (4,173)          670           --       (3,503)
Interest expense...................................       (9,167)       (1,294)          --      (10,461)
Interest income....................................          118             6           --          124
                                                     ------------  ------------  -----------  -----------
   Loss from continuing operations before
      income taxes, discontinued operations and
      extraordinary item...........................      (13,222)         (618)          --      (13,840)
Income taxes (credit)..............................         (369)          969           --          600
                                                     ------------  ------------  -----------  -----------
   Loss from continuing operations before
      discontinued operations and extraordinary
      item.........................................      (12,853)       (1,587)          --      (14,440)
Discontinued operations:
   Income from discontinued operations, net
      of income taxes..............................          966            --           --          966
Extraordinary loss, net of income taxes............         (365)           --           --         (365)
                                                     ------------  ------------  -----------  -----------
NET LOSS...........................................  $   (12,252)  $    (1,587)  $       --   $  (13,839)
                                                     ============  ============  ===========  ===========

Supplemental Data:
    Depreciation and Amortization..................  $     7,781   $     1,603   $       --   $    9,384
    Capital Expenditures...........................        4,702           799           --        5,501

NOTE 6 - COMPREHENSIVE INCOME

    As of October 27, 2001, comprehensive loss consisted of foreign currency translation of $1,704 and pension liability adjustments of $856, net of taxes.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards number 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting;(ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives (i) will no longer be subject to amortization;
(ii) will be tested for impairment annually and whenever there is an impairment indicator; and (iii) will be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact of SFAS No. 141 and SFAS No. 142 will have on its financial reporting requirements.

     Effective April 29, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. The Company does use derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. There were no derivative instruments outstanding at October 27, 2001, which would have a material effect on the consolidated financial statements. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     In March 2000, the FASB issued Interpretation ("FIN") No. 44, Accounting For Certain Transactions Involving Stock Compensation, an Interpretation Of Accounting Principles Board Opinion No. 25. Adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in fiscal 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


NOTE 8 - EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until January 2002. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company has implemented a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the ability of the Company to successfully renegotiate or amend its commercial contracts.

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

     As a result of the sale by the Company of substantially all of the assets of the Company's Anderson division on March 7, 2001, the Company's consolidated results have been restated to reclassify the results of such operations as discontinued operations.

     As used in this filing, the terms "fiscal 2002" and "fiscal 2001" refer to the Company's fiscal years ended April 27, 2002 and April 28, 2001, respectively. The Company operates on a 52 or 53 week fiscal year. The six months ended October 27, 2001 and October 28, 2000 include the results of operations of the Company for 26 week periods, respectively.

     The Company's products and services are divided into three segments:
Industrial Power Control segment includes Ansaldo Sistemi Industriali S.p.A. ("ASI") and Robicon Corporation and subsidiaries ("Robicon"), together operated as "ASIRobicon". The Advanced Surface Analysis segment has two main components, equipment sales and analytical services. The segment consists of Physical Electronics, Inc. and subsidiaries ("PHI") and High Voltage Engineering Europa, B.V. ("HVE Europa") together operated as "Phymetrics". The third industry segment, Customized Monitoring Instrumentation, reflect the results of operations of Maxima Technologies, Inc. and subsidiaries ("Maxima"). Financial information concerning the Company's industry segments is summarized in Note 5 to the Notes to the Consolidated Financial Statements included in Item 1, herein.

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

ACQUISITION OF VIVIRAD-HIGH VOLTAGE CORPORATION

     On June 2, 2000, PHI acquired all of the outstanding shares of Vivirad U.S.A Corporation ("Holdings"), the holding company of VHV pursuant to a Stock Purchase Agreement ("Agreement") among PHI, the Company, VHV, and Holdings, and Vivirad S.A. ("Seller"), a French corporation and the sole stockholder of Holdings. Under the Agreement, the Seller received in exchange for the stock of Holdings an aggregate purchase price of $2.3 million. The unaudited pro forma financial information for the first half of fiscal 2001 has not been presented because the effect of the transaction would not have been material to the results of operations. The results of operations of VHV have been included in the results of operations of HVE Europa.

CONSOLIDATED

     Net sales for the first half of fiscal 2002 were $192.9 million, which was a decrease of $12.7 million or 6.2% from the first half of fiscal 2001. The following discussion does not address the financial results of the first half of fiscal 2001 for VHV, which was acquired on June 2, 2000, because the results of operations for VHV were deemed immaterial. The Company reported a net loss from continuing operations before extraordinary item and discontinued operations of $17.3 million for the first half of fiscal 2002 compared to an operating loss of $14.4 million for the same period in fiscal 2001. The primary differences in the results of operations of the first half of fiscal 2002 as compared to the first half of fiscal 2001 were: (i) lower sales volume, (ii) offset by higher margins due to mix, (iii) increase in operating expenses, (iv) higher foreign tax provisions and (v) higher interest costs due to higher levels of debt.

SEGMENT ANALYSIS:

THREE MONTHS ENDED OCTOBER 27, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 2000

     THE INDUSTRIAL POWER CONTROL SEGMENT reported net sales of $67.3 million for the second quarter of fiscal 2002 which was a decrease of $0.9 million, or 1.3%, from the second quarter of fiscal 2001. Net sales for Robicon increased $2.4 million or 11.0% during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. The increase in net sales was due to increased volume in the Medium Voltage product line and higher service revenues due to stronger energy and utility markets partially offset by weakness in products serving industrial markets. Order levels remain strong and backlog increased over the prior year at ASIRobicon. Backlog at Robicon increased $14.2 million or 27.0% to $67.0 million compared to backlog at April 28, 2001 of $52.8 million. Backlog at ASI increased $6.9 million or 6.0% to $122.1 million compared to the backlog at April 28, 2001 of $115.2 million. ASIRobicon continues to see strong activity in the energy and utility markets compared to some weakening in certain industrial markets. Net sales for ASI decreased $3.3 million or 7.2% during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. The decrease in net sales is primarily due to lower revenue in ASI's European markets as compared to the same period in fiscal 2001.

     Operating income for the second quarter of fiscal 2002 of $1.3 million increased $2.1 million compared to a loss of $0.8 million in the second quarter of fiscal 2001. The operating income increase for the segment was due primarily to gross margin improvement at ASI as a result of the sales mix of higher margin products and improved production efficiencies. Operating income for Robicon in the second quarter of fiscal 2002 of $0.7 million was an increase of $0.9 million compared to an operating loss of $188,000 in the second quarter of fiscal 2001. The improvement in the operating results for Robicon was primarily due to higher sales volume and greater productivity during the second quarter of fiscal 2002 compared to the same period in the prior year.

     Operating income for ASI was $0.6 million for the second quarter of fiscal 2002 compared to an operating loss of $0.6 million in the second quarter of fiscal 2001. The increase was primarily a result of the sales mix of higher margin products and improved production efficiencies.

     THE ADVANCED SURFACE ANALYSIS SEGMENT reported net sales of $19.6 million for the second quarter of fiscal 2002 which was a decrease of $1.4 million, or 6.7% from the second quarter of fiscal 2001. The decrease in net sales was primarily due to lower sales to semiconductor customers during the second quarter of fiscal 2002 compared to the same period in fiscal 2001.

     Operating loss increased $0.8 million to a loss of $2.7 million during the second quarter of fiscal 2002 compared to $1.9 million during the second quarter of fiscal 2001. The decrease is primarily due to a decline in the gross margin percentage of 5.8% at PHI in the second quarter of fiscal 2002 due to reduced sales volume to semiconductor customers.

     THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $11.3 million for the second quarter of fiscal 2002 which is a decrease of $1.6 million as compared to the second quarter of fiscal 2001. The decrease in net sales is primarily a result of reduced volume from the continued weakness in OEM and distribution channels in all major markets. New products such as the digital tachometer and instrument clusters partially offset the sales reduction.

     Operating income for the second quarter of fiscal 2002 increased $362,000 to $543,000 compared to the second quarter of fiscal 2001. This increase is the result of an increase in gross margin of 5.7% during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 primarily due to material cost reductions, reduced headcount and the mix of products sold.

SIX MONTHS ENDED OCTOBER 27, 2001 COMPARED TO THE SIX MONTHS ENDED OCTOBER 28, 2000

     THE INDUSTRIAL POWER CONTROL SEGMENT reported net sales of $130.2 million for the six months ended October 27, 2001, which was a decrease of $4.5 million or 3.3% from the six months ended October 28, 2000. Net sales for Robicon increased $4.6 million or 11.5% during the first half of fiscal 2002 as compared to the first half of fiscal 2001. The increase in net sales was primarily attributable to the increased volume in the Medium Voltage product line and higher service revenues due to stronger energy and utility markets, partially offset by weakness in products serving industrial markets. Order levels remain strong and backlog for Robicon has increased $14.2 million or 27.0% to $67.0 million compared to backlog at April 28, 2001 of $52.8 million. Net sales for ASI decreased $9.1 million or 9.6% during the first half of fiscal 2002 as compared to the first half of fiscal 2001. The decrease in net sales is primarily due to lower revenue for ASI in the United States, which included additional contracts during the first half of fiscal 2001. Despite the decline in net sales, backlog for ASI has increased $6.9 million or 6.0% to $122.1 million compared to the backlog at April 28, 2001 of $115.2 million.

     Operating income for the segment increased $1.9 million to $0.6 million during the six months ended October 27, 2001 as compared to an operating loss of $1.2 million for the same period in fiscal 2001. This increase in operating income was primarily due to improved gross margins of 4.8% or $5.5 million during the first half of fiscal 2002 compared to the same period in fiscal 2001 as a result of the sales mix of higher margin products and improved production efficiencies at ASI offset by an increase in operating expenses primarily at ASI in the first half of fiscal 2002 compared to the same period in fiscal 2001.

     THE ADVANCED SURFACE ANALYSIS SEGMENT reported net sales of $38.2 million for the six months ended October 27, 2001 which is a decrease of $3.5 million from the six months ended October 28, 2000. The decrease was the result of lower sales to semiconductor customers during the first half of fiscal 2002 as compared to the same period in fiscal 2001.

     Operating loss increased $2.1 million to $3.8 million for the six months ended October 27, 2001 compared to the six months ended October 28, 2000. The increase in operating loss is primarily due to reduced sales volume to semiconductor customers.

     THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $24.5 million for the six months ended October 27, 2001, which was a decrease of $4.7 million or 16.1% from the six months ended October 28, 2000. The reduction in this segment was primarily a result of reduced volume from the continued weakness in OEM and distribution channels in all major markets. New products such as the digital tachometer and instrument clusters partially offset the sales reduction. The operating income decreased $206,000 to $1.1 million during the six months ended October 27, 2001 as compared to the six months ended October 28, 2000 due to the sales volume decline.

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

     On March 7, 2001, the Company completed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78.7 million in cash. The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson was subject to a covenant of the Senior Notes Indenture which requires the Company to apply the net cash received to (i) repay debt ranking pari passu to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or
(iii) offer to purchase the Senior Notes pursuant to an Excess Proceeds Offer, as defined. In connection with the sale of Anderson the Company has invested a portion of the Asset Sale Proceeds through the purchase of certain receivables in connection with the termination of the Refinanced Receivables Purchase Facility, and invested in certain capital expenditures.

     Through June 11, 2001, the Company maintained a Refinanced Receivables Purchase Facility with High Voltage Funding Corporation ("HV-FC") a limited purpose subsidiary of the Company. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company would sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. HV-FC owned all of its assets and sold participating interests up to a limit of $25.0 million in such assets to a third party which, in turn, purchased and received ownership and security interests in those assets. On June 11, 2001, the Company terminated the Refinanced Receivables Purchase Facility and purchased certain outstanding accounts receivable for $25.0 million. The change in accounts receivable and other assets in the accompanying balance sheet Include $50.2 million and $39.9 million, respectively for the six months ended October 27, 2001 as a result of the termination of the Refinanced Receivables Purchase Facility. In connection with the above, the Company has recorded an extraordinary loss of $327,000, net of taxes, to write off the deferred financing costs of the Refinanced Receivables Purchase Facility.

     On June 19, 2001, the Company signed an amendment to the Financing Agreement ("First Amendment"). The First Amendment amends certain financial ratios and restates the Refinanced Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5.0 million for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and (iv) $5.0 million. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference Rate plus 2.5%. In connection with the above, the Company has recorded an extraordinary loss of $327,000 net of taxes, to write off the deferred financing costs of the Refinanced Receivables Purchase Facility.

     The New Revolving Credit Facility contains restrictive provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, and restriction on leases, capital expenditures, borrowings, the acquisition or disposition of material assets and other matters.

     As of October 27, 2001, the Company had total indebtedness (including redeemable put warrants) of $232.4 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $52.2 million.

     As of October 27, 2001, the Company had outstanding and issuable redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

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

     The Company's working capital was $63.2 million at October 27, 2001. The Company's cash flows used in continuing operations were $38.3 million during the first half of fiscal 2002, as compared to cash used in continuing operations of $2.3 million in the first half of fiscal 2001.

     The Company invested $6.7 million in capital expenditures during the first half of fiscal 2002 including $3.7 million at ASI for facility upgrades and investment in information technology and $1.4 million in upgrades and additions to PHI's demo and lab equipment.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS 142 Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting;(ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives (i)will no longer be subject to amortization; (ii) will be tested for impairment annually and whenever there is an impairment indicator; and (iii) will be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact of SFAS No. 141 and SFAS No. 142 will have on its financial reporting requirements.

     Effective April 29, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings.

If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. The Company does use derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. There were no derivative instruments outstanding at October 27, 2001, which would have a material effect on the consolidated financial statements. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     In March 2000, the FASB issued Interpretation ("FIN") No. 44, Accounting For Certain Transactions Involving Stock Compensation, an Interpretation Of Accounting Principles Board Opinion No. 25. Adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in fiscal 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In the first phase, the permanent rates of exchange between the members' national currency and the euro were established and monetary, capital, foreign exchange, and interbank markets were converted to the euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until January 2002. By January 2002, euro currency will be issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company has implemented a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the ability of the Company to successfully renegotiate or amend its commercial contracts.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note 4 to the Company's notes to the consolidated financial statements included under Item 1 provided elsewhere herein and in Item 1 of Part II of this report.

INTEREST RATE RISK

     The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the revolving credit facility. The interest rates on the Company's other long-term debt are fixed and primarily matures in fiscal 2005. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. A 100 basis point increase in interest rates would not negatively impact the earnings of the Company.

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

     In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgement. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permits Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion. Toshiba has not re-filed its claims. There has been no substantive change in the status of this litigation.

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

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: December 18, 2001                By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer