Form 10-Q
period 2002-01-26
HIGH VOLTAGE ENGINEERING CORP
filed 2002-03-20
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 26, 2002

                                       or

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

                               (1) Yes /X/ No / /

                               (2) Yes / / No /X/

Number of Common Shares outstanding at March 20, 2002: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1. - FINANCIAL STATEMENTS

     Consolidated Balance Sheets at January 26, 2002 (Unaudited) and April 28,
     2001 (Audited).............................................................      3

     Consolidated Statements of Operations for the Three and Nine Months ended
     January 26, 2002 (Unaudited) and January 27, 2001 (Unaudited)..............      4

     Consolidated Statements of Stockholders' Deficiency for the Nine Months
     ended January 26, 2002 (Unaudited) and for the Years ended April 28, 2001
     (Audited) and April 29, 2000 (Audited).....................................      5

     Consolidated Statements of Cash Flows for the Nine Months ended January 26,
     2002 (Unaudited) and January 27, 2001 (Unaudited)..........................      6

     Notes to Consolidated Financial Statements (Unaudited).....................      8

   ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS........................................................     17

   ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........     23

PART II - OTHER INFORMATION

   ITEM 1. - LEGAL PROCEEDINGS..................................................     24

   ITEM 2. - CHANGES IN SECURITIES..............................................     25

   ITEM 3. - DEFAULTS UPON SENIOR SECURITIES....................................     25

   ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................     25

   ITEM 5. - OTHER INFORMATION..................................................     25

   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K...................................     25

SIGNATURES......................................................................     26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            JANUARY 26,       APRIL 28,
                                                               2002             2001
                                                            ------------      ---------
                                                            (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................        $   19,345        $  26,932
  Restricted cash...................................             4,784           29,472
  Accounts receivable, net..........................           109,981           81,853
  Inventories.......................................            61,574           61,631
  Costs and earnings in excess of billings..........            13,375           13,032
  Prepaid expenses and other current assets.........            11,886            8,694
                                                            ----------        ---------
    Total current assets............................           220,945          221,614

PROPERTY, PLANT AND EQUIPMENT, NET..................            80,733           82,980
INVESTMENT IN JOINT VENTURE.........................             3,118            2,040
ASSETS HELD FOR SALE................................             2,422            2,510
OTHER ASSETS, NET...................................            28,961           69,447
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..........            29,910           33,032
                                                            ----------        ---------
                                                            $  366,089        $ 411,623
                                                            ==========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..        $    4,755        $   8,805
  Foreign credit line...............................            11,305            6,075
  Accounts payable..................................            63,514           73,157
  Accrued interest..................................             8,147            4,104
  Accrued liabilities...............................            41,848           43,529
  Billings in excess of costs.......................             6,446            4,296
  Advance payments by customers.....................            19,898           18,886
  Federal, foreign and state income taxes payable...             1,593           12,519
  Deferred income taxes.............................             1,731            3,336
  Redeemable put warrants...........................             2,900            2,900
                                                            ----------        ---------
    Total current liabilities.......................           162,137          177,607
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......           213,741          211,588
DEFERRED INCOME TAXES...............................            14,486           13,519
OTHER LIABILITIES...................................            23,619           28,249
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $53,982 AS OF JANUARY 26, 2002).....            51,993           46,122
MINORITY INTEREST...................................                45               59
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock......................................                 1                1
  Paid-in-capital...................................            20,140           20,140
  Accumulated deficit...............................          (119,743)         (86,215)
  Common stock warrants.............................             2,813            2,813
  Other comprehensive (loss)........................            (3,143)          (2,260)
                                                            ----------        ---------
    Total stockholders' deficiency..................           (99,932)         (65,521)
                                                            ----------        ---------
                                                            $  366,089        $ 411,623
                                                            ==========        =========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               --------------------------     -----------------------------
                                                JANUARY 26,    JANUARY 27,      JANUARY 26,      JANUARY 27,
                                                   2002           2001             2002             2001
                                               -----------     ----------      ------------     -----------
                                                (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
Net sales......................................$    90,479     $   94,258      $    283,387     $   299,850
Cost of sales..................................     70,456         73,855           220,197         238,419
                                               -----------     ----------      ------------     -----------
  Gross profit.................................     20,023         20,403            63,190          61,431

Administrative and selling expenses............     17,069         17,609            53,986          51,680
Research and development expenses..............      4,055          3,656            12,467          11,809
Restructuring charge...........................        127            144               127             144
Other..........................................      2,201            149             3,821           2,456
                                               -----------     ----------      ------------     -----------
  Loss from operations.........................     (3,429)        (1,155)           (7,211)         (4,658)

Interest expense...............................     (6,408)        (5,772)          (19,063)        (16,233)
Interest income................................        347            122               999             246
                                               -----------     ----------      ------------     -----------
  Loss from continuing operations before
    income taxes, discontinued operations
    and extraordinary items....................     (9,490)        (6,805)          (25,275)        (20,645)
Income taxes...................................        499            200             2,055             800
                                               -----------     ----------      ------------     -----------
  Loss from continuing operations, before
    discontinued operations and extraordinary
    items......................................     (9,989)        (7,005)          (27,330)        (21,445)

Discontinued operations:
  Income from discontinued operations,
    net of income taxes........................         --            618               --            1,584
Extraordinary loss, net of income taxes........         --           (165)             (327)           (530)
                                               -----------     ----------      ------------     -----------
NET LOSS.......................................     (9,989)        (6,552)          (27,657)        (20,391)
Preferred dividends............................     (1,832)        (1,530)           (5,357)         (4,139)
Accretion of redeemable preferred stock........       (172)          (214)             (514)           (436)
                                               -----------     ----------      ------------     -----------
Net loss applicable to common
  stockholders.................................$   (11,993)    $   (8,296)     $    (33,528)    $   (24,966)
                                               ===========     ==========       ===========     ===========
Net loss per common share:
  Continuing operations........................$(11,073.87)    $(8,078.49)     $ (30,656.51)    $(24,025.85)
  Income from discontinued operations..........        --          570.64                --        1,462.60
  Extraordinary items..........................        --         (152.35)          (301.94)        (489.38)
                                               -----------     ----------       -----------     -----------
  Net loss applicable to common
    stockholders...............................$(11,073.87)    $(7,660.20)      $(30,958.45)    $(23,052.63)
                                               ===========     ==========       ===========     ===========
Weighted average common stock outstanding......      1,083          1,083             1,083           1,083
Weighted average common stock and dilutive
  equivalents outstanding......................      1,276          1,276             1,276           1,276
                                               ===========     ==========       ===========     ===========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                                        COMMON         OTHER
                                 COMMON     PAID-IN     ACCUMULATED     STOCK       COMPREHENSIVE
                                 STOCK      CAPITAL       DEFICIT      WARRANTS        (LOSS)          TOTAL
                                 ------    --------     ----------     ---------    ------------     ----------
Balance, April 24, 1999
  (Audited).................     $    1    $ 19,527     $ (62,342)     $   2,200    $       (347)    $  (40,961)
Net loss....................                              (27,108)                                      (27,108)
Preferred stock dividends...                               (4,965)                                       (4,965)
Accretion of redeemable
  preferred stock...........                                 (448)                                         (448)
Change in foreign currency
  translation...............                                                                 (86)           (86)
                                 ------    --------     ---------      ---------    ------------     ----------
Balance, April 29, 2000
  (Audited).................          1      19,527       (94,863)         2,200            (433)       (73,568)
Net income..................                               15,354                                        15,354
Preferred stock dividends...                               (6,101)                                       (6,101)
Accretion of redeemable
  preferred stock...........                                 (605)                                         (605)
Issuable shares of common
  stock and common stock
  warrants..................                    613                          613                          1,226
Change in foreign currency
  translation...............                                                              (1,451)        (1,451)
Pension liability adjustment                                                                (376)          (376)
                                 ------    --------     ---------      ---------    ------------     ----------
Balance, April 28, 2001
  (Audited).................          1      20,140       (86,215)         2,813          (2,260)       (65,521)
Net loss....................                              (27,657)                                      (27,657)
Preferred stock dividends...                               (5,357)                                       (5,357)
Accretion of redeemable
  preferred stock...........                                 (514)                                         (514)
Change in foreign currency
  translation...............                                                                (643)          (643)
Pension liability adjustment                                                                (240)          (240)
                                 ------    --------     ---------      ---------    ------------     ----------
Balance, January 26, 2002
  (Unaudited)...............     $    1    $ 20,140     $(119,743)     $   2,813    $     (3,143)    $  (99,932)
                                 ======    ========     =========      =========    ============     ==========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                 ---------------------------
                                                                  JANUARY 26,     JANUARY 27,
                                                                     2002            2001
                                                                 ----------      ----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................      $  (27,657)     $  (20,391)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Income from discontinued operations, net of income
       taxes...............................................              --          (1,584)
     Extraordinary item, net of income taxes...............             327             530
     Depreciation and amortization.........................          15,010          14,212
     Non-cash interest.....................................           1,065             789
     Deferred income taxes.................................            (638)            149
     Undistributed earnings of affiliate...................          (1,234)            (12)
     (Gain) loss on sale of assets.........................            (424)            576
     Change in assets and liabilities net of effects of
       business acquisition:
       Accounts receivable, net............................          22,086          (3,573)
       Refinanced Receivables Purchase Facility............         (10,279)          8,071
       Refundable income taxes.............................           1,366           1,075
       Inventories.........................................              57          (6,601)
       Costs and earnings in excess of billings............            (343)            169
       Prepaid expenses and other current assets...........          (3,192)         (4,739)
       Other assets........................................          (2,255)         (2,397)
       Accounts payable, accrued interest and accrued
         liabilities.......................................         (12,140)         (2,749)
       Billings in excess of cost..........................           2,150          (1,079)
       Advance payments by customers.......................           1,012          14,218
       Federal, foreign and state income taxes payable.....         (12,074)            422
                                                                 ----------      ----------
       Net cash (used in) continuing operations............         (27,163)         (2,914)
       Net cash provided by discontinued operations........              --           4,148
                                                                 ----------      ----------
       Net cash (used in) provided by operating activities.         (27,163)          1,234
                                                                 ----------      ----------

Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
       operations..........................................          (6,816)         (8,049)
   Additions to property, plant and equipment, discontinued
       operations..........................................              --          (1,975)
   Acquisition of Vivirad-High Voltage Corporation, net
     of cash acquired......................................              --          (2,281)
   Other...................................................           1,008           1,121
                                                                 ----------      ----------
       Net cash (used in) investing activities.............         (5,808)        (11,184)
                                                                 ----------      ----------
Cash flows from financing activities:
   Net proceeds (payments) on foreign credit line..........           5,547            (169)
   Net decrease (increase) in restricted cash..............          24,688          (3,637)
   Principal payments on long-term obligations.............          (2,111)         (3,351)
   Net (payments) borrowings under credit agreements.......          (1,633)         14,981
   Proceeds from the issue of long-term obligations, net
     of issuance costs.....................................              16           1,343
   Minority interest.......................................             (14)             --
   Cash overdraft, continuing operations...................             (11)          4,751
   Cash overdraft, discontinued operations.................              --             138
                                                                 ----------      ----------
     Net cash provided by financing activities.............          26,482          14,056
                                                                 ----------      ----------
Effect of foreign exchange rate changes on cash............          (1,098)         (2,097)
                                                                 ----------      ----------
   Net (decrease) increase in cash and cash equivalents....          (7,587)          2,009
   Cash and cash equivalents, beginning of the period......          26,932           5,307
                                                                 ----------      ----------
   Cash and cash equivalents, end of the period............      $   19,345      $    7,316
                                                                 ==========      ==========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                 --------------------------
                                                                 JANUARY 26,     JANUARY 27,
                                                                    2002            2001
                                                                 ----------      ----------
                                                                 (Unaudited)     (Unaudited)
 Supplemental Disclosure of Cash Flows Information:
   Cash paid for:
   Interest................................................      $   13,832      $   13,318
   Income taxes............................................          15,223           1,279
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................      $    5,357      $   4,139
   Leased asset additions..................................           2,935            198

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

     The Company operates on a 52 or 53 week fiscal year. The results of operations for the nine months ended January 26, 2002 and January 27, 2001 are for 39 week periods, respectively. The terms "fiscal 2002", and "fiscal 2001" refer to the Company's fiscal years ended April 27, 2002, and April 28, 2001, respectively.

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

LIQUIDITY

     The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings, or to raise additional equity capital as necessary. The Company expects it will be able to refinance its principal payment obligations under its outstanding indebtedness prior to maturity of the Senior Notes. See Note 3.

RECLASSIFICATION

     Certain reclassifications have been made to the fiscal 2001 consolidated financial statements in order to conform with the current year's presentation.

NOTE 2 -- INVENTORIES

     Inventories consisted of the following as of:

                                               JANUARY 26,    APRIL 28,
                                                  2002           2001
                                              -----------    -----------
                                              (Unaudited)     (Audited)
Raw materials...........................      $   29,251     $   32,267
Work-in-process.........................          24,160         24,776
Finished goods..........................           8,163          4,588
                                              ----------     ----------
   Total................................      $   61,574     $   61,631
                                              ==========     ==========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

     On November 20, 2000, the Company entered into the Refinanced Receivables Purchase Facility for the purpose of refinancing the existing Receivable Purchase Facility. In connection with the above, the Company recorded an extraordinary loss of $306, net of taxes, to write off the deferred financing costs of the Receivable Purchase Facility. Through June 11, 2001, the Company maintained the Refinanced Receivables Purchase Facility with High Voltage Funding Corporation ("HV-FC") a limited purpose subsidiary of the Company. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company would sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. HV-FC owned all of its assets and sold participating interests up to a limit of $25,000 in such assets to a third party which, in turn, purchased and received ownership and security interests in those assets. On June 11, 2001, the Company terminated the Refinanced Receivables Purchase Facility and purchased certain outstanding accounts receivable for $25,000. As a result, accounts receivable increased and other assets decreased in the accompanying balance sheets by $50,214 and $39,935, respectively for the nine months ended January 26, 2002. In connection with the above, the Company has recorded an extraordinary loss of $327, net of taxes, to write off the deferred financing costs of the Refinanced Receivables Purchase Facility.

     On November 30, 2000, the Company entered into the Financing Agreement for the purpose of refinancing the existing Revolving Credit Facility. In connection with the above the Company recorded an extraordinary loss of $224, net of taxes, to write off deferred financing costs and prepayment penalties of the Revolving Credit Facility. On June 19, 2001, the Company signed an amendment to the Financing Agreement ("Amended and Restated Financing Agreement"). The Amended and Restated Financing Agreement amends certain financial ratios and restates the Refinanced Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5,000 for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of
(i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables,
(iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and (iv) $5,000. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference rate plus 2.5%. On January 25, 2002, the Company amended certain financial covenants of the Amended and Restated Financing Agreement for the period January 25, 2002 through April 28, 2002. At January 26, 2002, $21,500 was outstanding under the Amended and Restated Financing Agreement.

     On March 7, 2001, the Company completed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78,722 in cash. The Company recorded a gain on the disposal in fiscal 2001 of $34,270, net of income taxes and transaction related expenses. Revenues attributable to Anderson discontinued operations were approximately $21,862 for the first nine months of fiscal 2001. As a result of this sale, the Company's consolidated results of operations have been restated to reclassify the results of operations of Anderson to discontinued operations. The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson was subject to a covenant of the Senior Notes Indenture, which requires the Company to apply the net cash received to (i), repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or (iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer, as defined. The Company has invested a portion of the Asset Sale Proceeds through the purchase of certain receivables in connection with the termination of the Refinanced Receivables Purchase Facility and invested in certain capital expenditures. The Asset Sale Proceeds was included in restricted cash at April 28, 2001.

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

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon an assessment by management. The excess of the purchase price over the fair value of the net assets acquired has been recorded as cost in excess of assets acquired, which is being amortized on a straight-line basis over approximately two years. The net purchase price of $2,281 has been allocated entirely to cost in excess of assets acquired. The operating results of VHV have been included in the Company's consolidated statement of operations from the dates of acquisition. The unaudited pro forma financial information for VHV for the first nine months of fiscal 2001 has not been presented because the effect of the transaction would not have been material to the results of operations of the Company.

NOTE 4 - CONTINGENCIES

     The nature of the Company's business is such that it is regularly involved in legal proceedings incidental to its business and the Company believes that none of these proceedings are material.

     In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgment. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5,000. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement which permitted Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion. Toshiba did not re-file its claims prior to the expiration of the Tolling Agreement. There has been no substantive change in the status of this litigation.

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

NOTE 5 - SEGMENT DATA

     The Company operates in three industry segments. Each segment operates independently with its own management team and manufacturing facilities and maintains its own independent market identity. During the fourth quarter of fiscal 2001, the Company revised the grouping within the reportable segments to more accurately reflect how the operations are managed.

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

                                                   OPERATING                     DEPRECIATION
                                         NET        INCOME      IDENTIFIABLE        AND          CAPITAL
                                        SALES       (LOSS)         ASSETS       AMORTIZATION   EXPENDITURES
                                      ---------    ---------    ------------    -------------  ------------
NINE MONTHS ENDED JANUARY 27, 2001
Industrial power control.........     $ 195,402    $  (1,447)   $    173,945    $      4,366    $     3,593
Advanced surface analysis........        63,424       (3,159)        109,848           7,897          4,209
Customized monitoring
  instrumentation ...............        41,024        1,521          37,491           1,802            424
Corporate........................            --       (1,573)         43,334             147             21
                                      ---------    ---------    ------------    -------------  ------------
  Consolidated (Unaudited).......     $ 299,850    $  (4,658)   $    364,618    $     14,212    $     8,247
                                      =========    =========    ============    ============   ============
NINE MONTHS ENDED JANUARY 26, 2002
Industrial power control.........     $ 196,171    $   2,205    $    194,013    $      4,209    $     6,436
Advanced surface analysis........        53,312       (8,373)        114,244           8,920          2,575
Customized monitoring
  instrumentation ...............        33,904        1,167          39,180           1,756            655
Corporate........................            --       (2,210)         18,652             125             85
                                      ---------    ---------    ------------    -------------  ------------
  Consolidated (Unaudited).......     $ 283,387    $  (7,211)   $    366,089    $     15,010    $     9,751
                                      =========    =========    ============    =============  ============

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

     The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at January 26, 2002.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  ------------  ---------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $    15,243   $     4,102   $         --  $  19,345
  Restricted cash..................................        4,280           504             --      4,784
  Accounts receivable, net.........................       41,894        68,087             --    109,981
  Inventories......................................       48,782        12,792             --     61,574
  Costs and earnings in excess of billings.........        1,188        12,187             --     13,375
  Prepaid expenses and other current assets........        3,383         8,503             --     11,886
                                                     -----------   -----------   ------------  ---------
    Total current assets...........................      114,770       106,175             --    220,945
PROPERTY, PLANT AND EQUIPMENT, NET.................       53,616        27,117             --     80,733
INVESTMENT IN JOINT VENTURE........................        3,118            --             --      3,118
ASSETS HELD FOR SALE...............................        2,422            --             --      2,422
OTHER ASSETS, NET..................................       22,379         6,582             --     28,961
COST IN EXCESS OF NET ASSETS ACQUIRED..............       29,910            --             --     29,910
INTERCOMPANY ACCOUNTS, NET.........................       21,007       (20,318)          (689)        --
                                                     -----------   -----------   ------------  ---------
                                                     $   247,222   $   119,556   $       (689) $ 366,089
                                                     ===========   ===========   ============  =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $     1,387   $     3,368   $         --  $   4,755
  Foreign credit line..............................        1,337         9,968             --     11,305
  Accounts Payable and accrued expense.............       48,311        65,198             --    113,509
  Billings in excess of costs......................        2,670         3,776             --      6,446
  Advance payments by customers....................       12,384         7,514             --     19,898
  Federal, foreign and state income taxes
    payable........................................          363         1,230             --      1,593
  Deferred income taxes............................          961           770             --      1,731
  Redeemable put warrants..........................        2,900            --             --      2,900
                                                     -----------   -----------   ------------  ---------
    Total current liabilities......................       70,313        91,824             --    162,137
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....      186,489        27,252             --    213,741
DEFERRED INCOME TAXES..............................       13,518           968             --     14,486
OTHER LIABILITIES..................................        5,361        18,258             --     23,619
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $53,982)...........................       51,993            --             --     51,993
MINORITY INTEREST..................................           45            --             --         45
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................      (80,497)      (18,746)          (689)   (99,932)
                                                     -----------   -----------   ------------  ---------
                                                     $   247,222   $   119,556   $       (689) $ 366,089
                                                     ===========   ===========   ============  =========

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

     The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the nine months ended January 26, 2002.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  -----------   ---------
Net sales..........................................  $   157,767   $   128,907   $     (3,287) $ 283,387
Cost of sales......................................      118,151       105,333         (3,287)   220,197
                                                     ------------  -----------   ------------  ---------
   Gross profit....................................       39,616        23,574             --     63,190
Administrative and selling expenses................       34,960        19,026             --     53,986
Research and development expenses..................       10,348         2,119             --     12,467
Restructuring Charge...............................          127            --             --        127
Other, net.........................................        2,621         1,200             --      3,821
                                                     ------------  -----------   ------------  ---------
   (Loss) income from operations...................       (8,440)        1,229             --     (7,211)
Interest expense...................................      (15,745)       (3,318)            --    (19,063)
Interest income....................................          474           525             --        999
                                                     ------------  -----------   ------------  ---------
   Loss from continuing operations before
      income taxes and extraordinary item..........      (23,711)       (1,564)            --    (25,275)
Income taxes.......................................          588         1,467             --      2,055
                                                     ------------  ------------  ------------  ---------
   Loss from operations before extraordinary
      item.........................................      (24,299)       (3,031)            --    (27,330)
Extraordinary loss, net of income taxes............         (327)           --             --       (327)
                                                     ------------   ----------   ------------  ---------
NET LOSS...........................................  $   (24,626)  $    (3,031)  $         --  $ (27,657)
                                                     ============  ===========   ============  =========
Supplemental Data:
    Depreciation and Amortization..................  $    12,343   $     2,667   $         --  $  15,010
    Capital Expenditures...........................        4,539         5,212             --      9,751

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5 - SEGMENT DATA (CONTINUED)

     The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at January 27, 2001.

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  ------------  ---------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $      1,823  $     5,493   $         --  $   7,316
  Restricted cash..................................         7,578          120             --      7,698
  Accounts receivable, net.........................         9,174       69,407             --     78,581
  Inventories......................................        41,755       15,302             --     57,057
  Costs and earnings in excess of billings.........         3,333        3,912             --      7,245
  Prepaid expenses and other current assets........         5,639       10,375           (181)    15,833
                                                     ------------  ----------   ------------   ---------
    Total current assets...........................        69,302      104,609           (181)   173,730
PROPERTY, PLANT AND EQUIPMENT, NET.................        58,863       32,766             --     91,629
INVESTMENT IN JOINT VENTURE........................         2,662           --             --      2,662
ASSETS HELD FOR SALE...............................         2,539           --             --      2,539
NET ASSETS OF DISCONTINUED OPERATIONS..............         6,976           --             --      6,976
OTHER ASSETS, NET..................................        48,548        2,599             --     51,147
COST IN EXCESS OF NET ASSETS ACQUIRED..............        35,935           --             --     35,935
INTERCOMPANY ACCOUNTS, NET.........................        11,139        6,546        (17,685)        --
                                                     ------------  -----------   ------------  ---------
                                                     $   235,964   $   146,520   $    (17,866) $ 364,618
                                                     ============  ============  ============  =========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................  $      3,506  $       119   $         --  $   3,625
  Foreign credit line..............................         1,639           --             --      1,639
  Accounts payable and accrued liabilities.........        52,535       80,729             --    133,264
  Billings in excess of costs......................         1,095        3,614             --      4,709
  Advance payments by customers....................        11,154       10,514             --     21,668
  Federal, foreign and state income taxes
    payable........................................         2,446        1,330             --      3,776
  Deferred income taxes............................         1,223          163           (181)     1,205
  Redeemable put warrants..........................         2,900           --             --      2,900
                                                     ------------  -----------   ------------  ---------
    Total current liabilities......................        76,498       96,469           (181)   172,786
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....       187,524       22,317             --    209,841
DEFERRED INCOME TAXES..............................         6,453           --             --      6,453
OTHER LIABILITIES..................................         7,662       22,447             --     30,109
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $47,299)...........................        43,991           --             --     43,991
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................       (86,164)       5,287        (17,685)   (98,562)
                                                     ------------  -----------   ------------  ---------
                                                     $    235,964  $   146,520   $    (17,866) $ 364,618
                                                     ============  ===========   ============  =========

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

                                                      RESTRICTED   UNRESTRICTED  ELIMINATION
                                                     SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS     TOTAL
                                                     ------------  ------------  ------------  ---------
Net sales........................................... $    167,019  $    134,255  $     (1,424) $ 299,850
Cost of sales.......................................      123,432       116,411        (1,424)   238,419
                                                     ------------  ------------  ------------  ---------
    Gross profit....................................       43,587        17,844            --     61,431
Administrative and selling expenses.................       35,999        15,681            --     51,680
Research and development expenses...................       10,305         1,504            --     11,809
Restructuring charge................................          143             1            --        144
Other, net..........................................        2,481           (25)           --      2,456
                                                     ------------  ------------  ------------  ---------
   (Loss) income from operations....................       (5,341)          683            --     (4,658)
Interest expense....................................      (14,245)       (1,988)           --    (16,233)
Interest income.....................................          246            --            --        246
    Loss from continuing operations before income
      taxes, discontinued operations and
      extraordinary item............................      (19,340)       (1,305)           --    (20,645)
Income (credit) taxes...............................         (686)        1,486            --        800
                                                     ------------  ------------  ------------  ---------
Loss before discontinued operations and
      extraordinary item............................ $    (18,654) $     (2,791) $         --  $ (21,445)
                                                     ============  ============  ============  =========

Supplemental Data:

    Depreciation and Amortization................... $     11,708  $      2,504  $         --  $  14,212
    Capital Expenditures............................        5,976         2,271            --      8,247

NOTE 6 - COMPREHENSIVE LOSS

     As of January 26, 2002, accumulated comprehensive loss consisted of foreign currency translation of $2,527 and pension liability adjustments of $616, net of taxes.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No.
121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting;(ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, all previously recognized goodwill and intangible assets with indefinite lives (i) will no longer be subject to amortization; (ii) will be tested for impairment annually and whenever there is an impairment indicator; and (iii) will be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact of SFAS No. 141 and SFAS No. 142 will have on its financial reporting requirements.

     Effective April 29, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. The Company does use derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. There were no derivative instruments outstanding at January 26, 2002, which would have a material effect on the consolidated financial statements. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

NOTE 8 - EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In January 2002, euro currency was issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company has implemented a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations.

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

     As used in this filing, the terms "fiscal 2002" and "fiscal 2001" refer to the Company's fiscal years ended April 27, 2002 and April 28, 2001, respectively. The Company operates on a 52 or 53 week fiscal year. The nine months ended January 26, 2002 and January 27, 2001 include the results of operations of the Company for 39 week periods, respectively.

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

CONSOLIDATED

     Net sales for the first nine months of fiscal 2002 were $283.4 million, which was a decrease of $16.5 million or 5.5% from the same period in fiscal 2001. The following discussion does not address the financial results of the first nine months of fiscal 2001 for VHV, which was acquired on June 2, 2000, because the results of operations for VHV were deemed immaterial. The Company reported a net loss from continuing operations before extraordinary item and discontinued operations of $27.3 million for the first nine months of fiscal 2002 compared to an operating loss of $21.4 million for the same period in fiscal 2001. The primary differences in the results of operations of the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001 were: (i) lower sales volume due to the depressed semiconductor market, served by Phymetrics, continued downward trend in the off-highway equipment, heavy truck and specialty vehicles markets served by Maxima and a weak global economy, (ii) offset by higher margins primarily in the Industrial Power Control segment(iii) increase in operating expenses, (iv) higher foreign tax provisions and (v) higher interest costs due to higher levels of debt.

SEGMENT ANALYSIS:

THREE MONTHS ENDED JANUARY 26, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 27, 2001

     THE INDUSTRIAL POWER CONTROL SEGMENT reported net sales of $65.9 million for the third quarter of fiscal 2002 which was an increase of $5.2 million, or 8.6%, from the third quarter of fiscal 2001. Net sales for Robicon increased $2.3 million or 10.7% during the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. The increase in net sales was due to a 47% volume increase in the Medium Voltage product line due to stronger energy and utility markets partially offset by weakness in products serving industrial markets due to the economic slowdown and lower capital spending. Net sales for ASI increased $3.0 million or 7.5% during the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. The increase in net sales is due primarily to higher volume of Synchronous AC motors, Medium Voltage Drives and Power Control Systems due to strong demand in Europe partially offset by weakness in the systems and projects businesses serving the Metals industry. Service revenue at ASI increased approximately 12.4% in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. Order levels remain strong but decreased at ASI due to lower orders in Germany and in the United States which had included certain specific large orders during fiscal 2001.

     Operating income for the third quarter of fiscal 2002 of $1.6 million increased $1.8 million compared to a loss of $216,000 in the third quarter of fiscal 2001. The operating income increase for the segment was due to the higher sales volume combined with continued operational and efficiency improvements in the manufacturing units in the United States and Europe coupled with an improved sales mix and a larger proportion of high margin service revenue.

     Operating income for Robicon in the third quarter of fiscal 2002 of $1.1 million was an increase of $1.4 million compared to an operating loss of $229,000 in the third quarter of fiscal 2001. The improvement in the operating results for Robicon was primarily due to higher sales volume, improved margins due to production efficiencies and benefits from improved purchasing efficiencies and $650,000 of income related to a change in certain employee benefit programs during the third quarter of fiscal 2002 compared to the same period in the prior year. Operating income for ASI was $420,000 for the third quarter of fiscal 2002 or an increase of $407,000 compared to operating income of $13,000 million in the third quarter of fiscal 2001. The increase was primarily a result of higher sales volume combined with the continued benefits of restructuring and operational improvements made in the segment.

     THE ADVANCED SURFACE ANALYSIS SEGMENT reported net sales of $15.1 million for the third quarter of fiscal 2002 which was a decrease of $6.6 million, or 30.4% from the third quarter of fiscal 2001. The decrease in net sales was primarily due to lower sales in the semiconductor markets during the third quarter of fiscal 2002 compared to the same period in fiscal 2001. Equipment sales declined as customers plans were adjusted for reductions in capital expenditure budgets. Additionally, the sales mix of products sold has also contributed to the decrease in third quarter sales of fiscal 2002 as compared to the same period in fiscal 2001 with a larger percentage of sales to Ulvac-PHI. Analytical service sales declined 34.4% during the third quarter of fiscal 2002 as compared to fiscal 2001. The decline is due to extended holiday shutdown with in the customer base during the third quarter of fiscal 2002.

     Operating loss increased $3.1 million to a loss of $4.6 million during the third quarter of fiscal 2002 compared to $1.5 million during the third quarter of fiscal 2001. The decrease is primarily due to a decline in the gross margin percentage of 2.9% at PHI and CE&A in the third quarter of fiscal 2002. The decrease in equipment sales margin was due to reduced sales volume to semiconductor customers, and the mix of higher sales to Ulvac-PHI which has lower gross margins since it resells the equipment in Japan. The decrease in gross margin in analytical services is due to a high percentage of fixed cost thus a decline in analytical services sales has a greater effect on the decrease in gross margin. Also contributing to the increase in operating loss is $1.6 million of other expenses related to reorganization efforts at PHI during the third quarter of fiscal 2002.

     THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $9.4 million for the third quarter of fiscal 2002 which is a decrease of $2.4 million or 20.4% as compared to the third quarter of fiscal 2001. The decrease in net sales is primarily a result of reduced volume from the continued weakness in OEM and distribution channels in all major markets. New products such as the digital tachometer and instrument clusters partially offset the sales reduction.

     Operating income for the third quarter of fiscal 2002 decreased $148,000 to $41,000 compared to the third quarter of fiscal 2001. This decrease is the result of a reduction in gross margin of 0.7% during the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 primarily due to continued consolidation and reduced volume by OEM's partially offset by material cost reductions, reduced headcount and the mix of products sold.

NINE MONTHS ENDED JANUARY 26, 2002 COMPARED TO THE NINE MONTHS ENDED JANUARY 27, 2001

     THE INDUSTRIAL POWER CONTROL SEGMENT reported net sales of $196.2 million for the nine months ended January 26, 2002, which was an increase of $0.8 million or 0.4% from the nine months ended January 27, 2001. Net sales for Robicon increased $6.9 million or 11.3% during the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001. The increase in net sales was primarily attributable to the increased volume in the Medium Voltage product line and higher service revenues due to stronger energy and utility markets, partially offset by weakness in products serving industrial markets. Net sales for ASI decreased $6.1 million or 4.6% during the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001. The decrease in net sales is primarily due to lower revenue for ASI in Germany and in the United States, which included certain specific contracts during the first nine months of fiscal 2001.

Order levels remain strong but decreased at ASI due to lower orders in Germany and in the United States, which included certain specific large orders during fiscal 2001. Backlog at Robicon increased $19.1 million or 36.2% to $71.9 million compared to backlog at April 28, 2001 of $52.8 million. Backlog at ASI has decreased $10.6 million or 9.2% to $104.6 million compared to the backlog at April 28, 2001 of $115.2 million primarily due to the orders decline in Germany and in the United States.

     Operating income for the segment increased $3.7 million to $2.2 million during the nine months ended January 26, 2002 as compared to an operating loss of $1.4 million for the same period in fiscal 2001. This increase in operating income was primarily due to improved gross margins of 4.3% or $8.4 million during the first nine months of fiscal 2002 compared to the same period in fiscal 2001 as a result of the sales mix of higher margin products, improved production and purchasing efficiencies at ASI and Robicon and $650,000 of income at Robicon related to a change in certain employee benefit programs offset by an increase in operating expenses primarily at ASI in the first nine months of fiscal 2002, compared to the same period in fiscal 2001 related to investments in sales channel and infrastructure.

     THE ADVANCED SURFACE ANALYSIS SEGMENT reported net sales of $53.3 million for the nine months ended January 26, 2002 which is a decrease of $10.1 million from the nine months ended January 27, 2001. The decrease is the result of the continued softening in the semiconductor markets, the weakened economy resulting in many companies canceling or postponing capital expenditures and closing for extended holiday breaks during December and January in fiscal 2002 compared to the same period in fiscal 2001.

     Operating loss increased $5.2 million to $8.4 million for the nine months ended January 26, 2002 compared to the nine months ended January 27, 2001. The increase in operating loss is primarily due to the decrease in equipment sales margin due to reduced sales volume to semiconductor customers, the mix of sales to Ulvac-PHI which has lower gross margins, reduced gross margin due to volume in analytical services; continued pressure on the equipment sales margin due to the weakened worldwide economy and continued weakness in the semiconductor markets. Also contributing to the increase in operating loss is $2.8 million of other expenses related to reorganization efforts at PHI during the first nine months of fiscal 2002. The Company has implemented cost reduction plans that resulted in reduced headcount, outsourcing of certain subassemblies and reduction of many variable costs to help offset the reduced gross margin.

     THE CUSTOMIZED MONITORING INSTRUMENTATION SEGMENT reported net sales of $33.9 million for the nine months ended January 26, 2002, which was a decrease of $7.1 million or 17.4% from the nine months ended January 27, 2001. The reduction in this segment was primarily a result of reduced volume from the continued weakness in OEM and distribution channels in all major markets. New products such as the digital tachometer and instrument clusters partially offset the sales reduction.

     The operating income decreased $354,000 to $1.2 million during the nine months ended January 27, 2001 as compared to the nine months ended January 27, 2001 due to the sales volume decline and 0.5% decline in the gross margin partially due to reduced volume by the OEM's and the overall weak economy on a worldwide basis. In an effort to reverse the sales and gross margin decline trend, the Company is focusing on certain market niches across all product lines where the year to date sales have exceeded the same period sales during the first nine months of fiscal 2001.

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

     On November 20, 2000, the Company entered into the Refinanced Receivables Purchase Facility for the purpose of refinancing the existing Receivable Purchase Facility. In connection with the above the Company recorded an extraordinary loss of $306,000, net of taxes, to write off the deferred financing costs of the Receivable Purchase Facility. Through June 11, 2001, the Company maintained a Refinanced Receivables Purchase Facility with High Voltage Funding Corporation ("HV-FC") a limited purpose subsidiary of the Company. Under the Refinanced Receivables Purchase Facility, the domestic subsidiaries of the Company would sell a defined pool of trade accounts receivable ("Pool Assets"), and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. HV-FC owned all of its assets and sold participating interests up to a limit of $25.0 million in such assets to a third party which, in turn, purchased and received ownership and security interests in those assets. On June 11, 2001, the Company terminated the Refinanced Receivables Purchase Facility and purchased certain outstanding accounts receivable for $25.0 million. As a result, the change in accounts receivable and other assets in the accompanying balance sheets include $50.2 million and $39.9 million, respectively for the nine months ended January 26, 2002. In connection with the above, the Company has recorded an extraordinary loss of $327,000, net of taxes, to write off the deferred financing costs of the Refinanced Receivables Purchase Facility.

     On November 30, 2000, the Company entered into the Financing Agreement for the purpose of refinancing the existing Revolving Credit Facility. In connection with the above the Company recorded an extraordinary loss of $224,000, net of taxes, to write off deferred financing costs and prepayment penalties of the Revolving Credit Facility. On June 19, 2001, the Company signed an amendment to the Financing Agreement ("Amended and Restated Financing Agreement"). The Amended and Restated Financing Agreement amends certain financial ratios and restates the Refinanced Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5.0 million for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is reasonable and customary by the lenders and (iv) $5.0 million. Interest under the New Revolving Credit Facility is computed and payable monthly at the lender's reference rate plus 2.5%.

     The Amended and Restated Financing Agreement contains restrictive provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, and restriction on leases, capital expenditures, borrowings, the acquisition or disposition of material assets and other matters. On January 25, 2002, the Company amended certain financial covenants of the Amended and Restated Financing Agreement for the period January 25, 2002 through April 27, 2002. At January 26, 2002, $21.5 million was outstanding under the Amended and Restated Financing Agreement.

     As of January 26, 2002, the Company had total indebtedness (including redeemable put warrants) of $232.7 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $54.0 million. The change in total indebtedness of $3.3 million as compared to $229.4 at April 28, 2001 is the result of an net increase of $4.2 million in unrestricted subsidiary borrowings partially offset by an $0.8 million net decrease in restricted subsidiary debt.

     As of January 26, 2002, the Company had outstanding and issuable redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

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

     The Company's working capital was $58.3 million at January 26, 2002. The Company's cash flows used in continuing operations were $27.2 million during the first nine months of fiscal 2002 which includes $15.2 million of federal, state and foreign income tax related to the sale of the Company's Anderson division and certain tax obligations in Italy and The Netherlands, $13.2 million in cash interest payments, $2.8 million of post employment payments in Italy and $1.8 million of advance payments partially offset by improved accounts receivable collections and customer advances as compared to cash used in continuing operations of $2.9 million in the first nine months of fiscal 2001. The Company's principal source of liquidity is operating cash flows, including improvements in working capital turns, the refinancing of existing indebtedness and occasional asset sales. If there was a further decrease in demand for the Company's products and services due to either economic or competitive conditions, there could be a reduction in liquidity due to (i) lower margins, since the Company might not be able to cut costs in the full amount of revenue decreases, (ii) lower working capital turns due to a longer inventory-to-receivables cycle time, or reduced customer advance progress payments, or slower receivable payments from customers, during such economic conditions, or (iii) reduced collateral available for financing due to lower, or overall older receivables held during such economic conditions or a period of reduced sales.

     The Company invested $9.8 million in capital expenditures during the first nine months of fiscal 2002 including $5.2 million at ASI for facility upgrades and investment in information technology and $1.7 million in upgrades and additions to PHI's demo and lab equipment.

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

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS 142 Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting;(ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, all previously recognized goodwill and intangible assets with indefinite lives (i)will no longer be subject to amortization; (ii) will be tested for impairment annually and whenever there is an impairment indicator; and (iii) will be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact of SFAS No. 141 and SFAS No. 142 will have on its financial reporting requirements.

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

     If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. The Company does use derivative instruments to manage exposures to foreign currency, commodity price, and interest rate risks. There were no derivative instruments outstanding at January 26, 2002, which would have a material effect on the consolidated financial statements. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union (EMU) began a three-year transition from their national currencies to a new common currency, the euro. In January 2002, euro currency was issued and by July 2002, the respective national currencies will be withdrawn. The Company has significant operations in member countries of the EMU. The Company has implemented a plan to address the euro's impact on information systems, currency exchange rate risk and commercial contracts. Costs of the euro conversion to date have not been material. Management believes that future conversion costs will not have a material impact on the operations, cash flows or financial condition of the Company. However, there are uncertainties as to the future costs associated with the euro conversion which may affect the Company's expectations. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs, the nature and amount of programming required to upgrade or replace each of the affected programs or systems, the availability, rate and magnitude of related labor and consulting costs and the ability of the Company to successfully renegotiate or amend its commercial contracts.

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

     In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the United States District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the United States District Court for the Southern District of Texas alleging, among other things, false and disparaging comments concerning Toshiba, interference with contract, violation of the Texas Competition and Trade Practices Statute and civil conspiracy to restrict Toshiba's business and cause the wrongful termination of a purchase order of one of its customers. Damages under each section are claimed to be in excess of $75,000, the federal statutory minimum, in addition to a claim for punitive damages. In its suit, Toshiba has also claimed that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgment. These claims were then transferred to the Western District of Pennsylvania. Also in March 1999, Toshiba filed a petition in Harris County, Texas in which it realleged the claims dismissed by the Texas district court, citing the additional costs by Toshiba to reinstate its purchase order and damages to its reputation not exceeding $5.0 million. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. In November 1999, Toshiba filed a motion to dismiss without prejudice all of the claims pending in Harris County, Texas pursuant to a Tolling Agreement, which permitted Toshiba one (1) year to re-file its claims. In December 1999, the Texas state court granted Toshiba's motion. Toshiba did not re-file its claims prior to the expiration of the Tolling Agreement. There has been no substantive change in the status of this litigation.

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

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: March 20, 2002                   By: /s/ Joseph W. McHugh, Jr.
                                        ----------------------------------------
                                        Joseph W. McHugh, Jr.
                                        Chief Financial Officer and Principal
                                        Accounting Officer