Form 10-K
period 2002-04-27
HIGH VOLTAGE ENGINEERING CORP
filed 2002-07-30
CIK 47395

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

                    FOR THE FISCAL YEAR ENDED APRIL 27, 2002
                                       OR

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

                              (1) Yes /X/  No / /

                              (2) Yes / /  No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of July 30, 2002 was 1082.7429.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

Item 1.                 Business....................................................      1
Item 2.                 Properties..................................................     11
Item 3.                 Legal Proceedings...........................................     12
Item 4.                 Submission of Matters to a Vote of Security Holders.........     12

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     12
Item 6.                 Selected Historical Consolidated Financial Data.............     13
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     17
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     24
Item 8.                 Financial Statements and Supplementary Data.................     25
Item 9.                 Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure....................................     25

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     26
Item 11.                Executive Compensation......................................     27
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     30
Item 13.                Certain Relationships and Related Transactions..............     31

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K....................................................     32

                                     PART I.

ITEM 1.--BUSINESS

Company Overview

    High Voltage Engineering Corporation (the "Company") owns and operates a diversified group of three industrial and technology based manufacturing business segments. The Company's businesses focus on designing and manufacturing high quality, applications engineered products which are designed to address specific customer needs. The Company's products are sold to a broad range of domestic and foreign Original Equipment Manufacturers (OEMs) and end-users in a variety of industries including process automation, metal and steel, water and wastewater treatment, petrochemicals, pulp and paper, marine and cable, oil and gas extraction and transportation, semiconductor fabrication, chemicals, construction, agriculture, materials handling, and for scientific and educational research. The diversified nature of the products sold and end-markets served by the Company's businesses reduce the effect on the Company of operating performance fluctuations in any single operating unit arising from cyclical downturns within individual industries and end-markets. As used in this filing, the terms "fiscal 2002, "fiscal 2001", "fiscal 2000", "fiscal 1999" and "fiscal 1998" refer to the Company's fiscal years ended April 27, 2002, April 28, 2001, April 29, 2000, April 24, 1999, and April 25, 1998,respectively. The Company operates on a 52 or 53 week fiscal year. Fiscal 2002 and 2001 include the results of operations of the Company for 52 week periods. Fiscal 2000 includes the results of operations of the Company for a 53 week period. Fiscal 1999 and fiscal 1998 include the results of operations of the Company for 52 week periods.

Business Segment Information

    The Company's products and services are divided into three segments:
Industrial Power Control segment includes Ansaldo Sistemi Industriali, S.p.A. and subsidiaries ("ASI"), Robicon Corporation and subsidiaries ("Robicon"), together operated as "ASIRobicon". The Advanced Surface Analysis segment has two main components, equipment sales and analytical services. The segment consists of Physical Electronics, Inc. and subsidiaries ("PHI") and High Voltage Engineering Europa, B.V. ("HVE Europa"), together operated as "Phymetrics". The third industry segment, Customized Monitoring Instrumentation, reflects the results of operations of Maxima Technologies, Inc. and subsidiaries ("Maxima"). The principal products and services offered by the Company in the three industry segments are described in detail below (see "The Operating Units"). Financial information concerning the Company's industry segments is summarized in Note S to the Consolidated Financial Statements included in Item 8, herein.

The Operating Units

ASIRobicon

Ansaldo Sistemi Industriali, S.p.A.

    ASI is one of the leading manufacturers of electrical and automation systems, power electronics, motors and generators for various applications and industrial sectors, such as iron and steel, non-ferrous metals, pulp and paper, rubber and plastics, power generation, cement, marine and offshore, chemical and petrochemical, cable transport, glass, textile, food and water treatment. ASI headquarters are located in Milan, Italy with additional operations in Genoa, Montebello, Brendola (Vicenza), Monfalcone and Trieste, Italy. For fiscal 2002, ASI's net sales amounted to $174.4 million, which represented 43.2% of the Company's consolidated net sales for such period.

        Products

    ASI power converters offer advanced technology, versatility, reliability and ease of use with high technology power modules, standardization and unified control systems. ASI power electronics are used in many applications such as pumps, fans, compressors, mixers, extruders, mills, and cranes in many industrial sectors. Power electronics products include AC/AC and, AC/DC converters, special converters, excitation systems and static reactive power compensators.

    The product power range comprises:

    - DC converters from 25A up to 20,000A

    - AC converters from 1kVA up to 30 MW

    - Cyclo converters for AC motors up to 30 MW

    - Reactive power static compensators up to 200 MVAR, 36 kV

    - High current AC/DC convectors for arc furnaces up to 300 kA

    - Static excitation systems for synchronous machines from 10 A up to 6,000 A

    - Special converters, DC feeders

    ASI supplies turn-key electrical and automation systems for manufacturing industries, especially those requiring advanced real time control technologies, where ASI's capabilities are internationally recognized. ASI is capable of assuming complete project responsibility, starting from basic design up to system tuning, which satisfies customer demand for requiring a unified interface and reduces engineering, purchasing and plant maintenance costs. ASI provides power distribution, coordinated drives, process automation, mathematical models and production management facilities. Computer simulation tools are used for the in-house tests of the complete systems with the aim of minimizing commissioning time. ARTICS (Ansaldo Real Time Integrated Control System) automation system is an open architecture VME-based system designed to meet the requirements of sophisticated real time applications. One advantage of ASI's products is the capability to integrate most brands of industry standard programmable logic controllers ("PLC's"). This is especially useful in plants with a current installed base of PLC's or in revamp projects. The ASI process knowledge, based on hundreds of applications already supplied, is implemented in software packages including:

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

    Major industrial markets for variable frequency drives (VFD's) and motors and generators include oil and gas extraction, transportation and storage, power generation and load management, cement, marine including main propulsion and auxiliaries, chemical and petro-chemical, and cable transport including cable lifts and funicular railways. In many cases ASI bundles VFD's, motors and auxiliary electrical equipment to provide comprehensive process solutions. Industrial market customers include Sulzer Turbo, Italcementi, Pirelli, Suncor, Snamprogetti, Enel, British Gas, Duke Power, Schlumberger and Hyundai.

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

    Sales and Marketing

    ASI products are sold through a direct sales force and by independent representatives worldwide. In addition, ASI operates through its subsidiaries and certain affiliates: Ansaldo Loire Automation SA, based in Roche-La-Moliere, France, operating in the sector of industrial systems with special focus on the sector of iron and steel; Ansaldo Industrial Systems Gmbh, based in Dusseldorf, Germany operating in the sector of industrial systems and components; and Hill Graham Controls LTD, based in High Wycombe, England operating in the sector of Marine and Industrial systems and components. In the US markets, ASI sells its products through Robicon located in New Kensington, Pennsylvania.

    ASI also has equity investments in two companies in the same sector located in Russia (Ansaldo VEI), and India (Kirloskar Ansaldo Industrial Systems), and representative offices in Cairo, Egypt, Bangkok, Thailand and Beijing, China. Technical assistance, warranty and support are provided by a large network of service centers worldwide.

    Competition

    Within the metals and motors markets, increased competition is evident, especially in countries where low production costs and growing supply are combined to improve technological capabilities. In addition, many international groups are rationalizing their production and commercial synergies, thus increasing their competitiveness. Siemens, ABB, Alstom and GE are regarded as ASI's principal competitors.

Robicon

    Robicon is a leading designer and manufacturer of high power conversion products, which are used to regulate electric power, reduce energy costs and improve process control in a wide variety of industrial applications. Products include variable frequency drives ("VFDs") for large electric motors and power control systems for other applications. These products are used in process automation, water and wastewater treatment, electric utility power generation, oil and gas extraction and transportation, petrochemical processing, silicon processing, glass manufacturing, cement production and other general industrial applications. In general, Robicon's products are designed to provide engineered solutions to specific customer requirements by utilizing a combination of standard product platforms and options, with customized features. Robicon's growth strategy is to increase sales of existing product lines through focused global penetration of existing markets, entrance into selected new end markets, and to add new products and services complementary to its existing product lines. The Company believes that Robicon is able to differentiate itself from its competitors through the use of proprietary technology, innovative product development, superior customer service, and the ability to offer applications-engineered solutions based on standard platforms. Robicon's headquarters and primary manufacturing facility are located in New Kensington, Pennsylvania. For fiscal 2002, Robicon had net sales of $100.9 million, which represented 25.0% of the Company's consolidated net sales for such period.

    Products

    Historically, Robicon primarily manufactured low voltage (480 volts) VFDs for small and medium size electric motors (20 to 1,500 horsepower) for use in industrial applications such as commercial building climate control, incinerators and water and wastewater treatment plants, and in other general industrial uses. In 1995, Robicon introduced the Perfect Harmony-TM- series of medium voltage (2,300 to 13,800 volts) VFDs for large electric motors (400 to 30,000 horsepower).

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

    Markets and Customers

    Robicon markets and sells VFDs primarily in North and South America, the United Kingdom and Southeast Asia. The market for VFDs is comprised primarily of three customer segments: industrial, energy and municipal. The industrial market for VFDs is comprised of large power users such as metals smelting plants, cement plants, pulp and paper mills, chemical processing plants and power generation facilities. The energy market consist of oil and gas extraction and transportation. The municipal market for VFDs is comprised primarily of municipalities which operate water and wastewater treatment facilities.

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

    Sales and Marketing

    Robicon's VFDs and power control systems are sold through Robicon's direct sales force, ASI's sales channels and by independent manufacturers' representatives. Robicon targets large industrial users in select markets and segments and applications engineers in both industrial and commercial projects. Bids for large municipal VFD contracts are typically conducted through a "request for proposal" process and handled by Robicon's independent manufacturers' representatives. In addition to direct sales efforts in the United States, Robicon has sales offices in Edmonton, Alberta; Shanghai, China, San Paolo, Brazil and London, England.

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

Phymetrics

    The has two main components: equipment and analytical services. The equipment part of this segment consists of PHI and HVE Europa. Analytical services consists of Charles Evans & Associates ("CE&A"), a subsidiary of PHI purchased on July 2, 1999 and PHI's analytical services business, operating as Evans Analytical Group ("EAG").

    PHI is a designer and manufacturer of advanced surface analysis instruments and components used to determine the elemental and/or chemical composition of materials found on or near the surface of a sample. Advanced surface analysis instruments are used in commercial applications in central support laboratories that support semiconductor fabrication, computer peripherals, chemicals, aerospace, metals, polymers, automotive and biomaterials industries, among others, for product and process development, process control, defect review and failure analysis, and for other applications. Surface analysis instruments are also used for materials science research by universities and government institutions. PHI is also a supplier of ultrahigh vacuum ion pumps and controls required for the production of clean vacuums used for commercial products and scientific applications. PHI's headquarters are located in Eden Prairie, Minnesota.

    HVE Europa is a leading designer and manufacturer of particle accelerator systems used in scientific, educational and industrial research. HVE Europa's products are used primarily for materials science, semiconductor research and carbon dating. HVE Europa's headquarters are located in Amersfoort, The Netherlands. In addition to its core research markets, HVE Europa is a supplier of ion accelerator subsystems to a major equipment manufacturer in the high energy ion implantation market that supplies complete systems to leading semiconductor manufacturers.

    For fiscal 2002, Phymetrics and its subsidiaries had net sales of $81.3 million, which represented 20.2% of the Company's consolidated net sales for such period.

    Products

    PHI's products include Auger Electron Spectroscopy ("Auger"), Electron Spectroscopy for Chemical Analysis ("ESCA"), Time-of-Flight Secondary Ion Mass Spectrometry ("TOF-SIMS") and Dynamic Secondary Ion Mass Spectrometry ("Dynamic SIMS") instruments. Under ultrahigh vacuum conditions, PHI's surface analysis instruments direct a particle beam at the surface of a solid under investigation, causing the emission of particles from the specimen that may be analyzed to determine the elemental and/or chemical composition of the sample surface. Analytical software, customized for each of PHI's surface analysis instruments, interprets data received from the instrument's analyzer and creates images that show the distribution of elements or molecules on a surface. Graphical and numerical data may also be obtained. In addition, by removing and analyzing successive layers of material, each surface analysis instrument is capable of generating a depth profile, which indicates how elemental and/or chemical composition varies throughout the thickness of a sample.

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

    EAG's principal services in commercial analytical techniques use beams of ions, electrons or x-rays to probe the surface and micro-regions of high-technology materials in order to provide information on composition and chemistry.

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

    The diversity of applications for PHI's surface analysis instruments reduces the effect of operating performance fluctuations resulting from cyclical downturns with any one individual market. PHI's products are suitable for a wide variety of applications without the need for substantial customization or significant modification. This versatility of function permits PHI to respond quickly to changes in the marketplace that favor new technologies or demonstrate new applications. In addition, PHI has the ability to tailor each surface analysis instrument to specific applications through changes in hardware configuration, software customization and varying degrees of automation of operation in response to industry-specific demands or customer requirements.

    EAG's services are used in industrial markets where there is a high value-added in a high-technology product. Customers are typically engineers or scientists. EAG's services are used primarily by the following industries: semiconductors (manufacturers of integrated circuits and their suppliers of capital equipment and materials), optoelectronics, data storage and biomedical devices. These services are used by customers in their research and development, manufacturing yield improvements and failure analysis, and in technical sales of their products. EAG supports a "one-stop" worldwide analytical service business, through its California and Minnesota operations, and through a U.S., European and Pacific Rim network of affiliates.

    HVE Europa's products are been sold for various applications in materials science, including semiconductor research. Other applications include ratio spectrometry in archaeology, oceanography, geosciences, materials science and biochemistry. Accelerator mass spectrometer systems are used by universities and research institutes for carbon dating in the fields of archaeology, oceanography and geosciences. The demand for particle accelerator systems has historically been tied to the construction of new or expanded research facilities, which for educational institutions is mainly dependent upon grants and fundraising.

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

    EAG's services are sold worldwide, primarily through contacts often initiated by scientific/technical personnel. Due to the complex nature of technical problems clients want addressed, frequent and extensive interaction is required between EAG and its customers. EAG presents technical papers at, and participates in, scientific conferences, advertises in scientific periodicals and distributes product literature and information on new developments to its existing and potential new customers.

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

    Competition

    Competition in the surface analysis market is highly concentrated. The only broad-line competitor in the markets served by PHI's products is VG Scientific (Thermo Electron). In Auger, PHI's primary competitors are VG Scientific and JEOL (Nihon Densi). In ESCA, PHI's primary competitors are Kratos Analytical (Shimadzu) and VG Scientific. In TOF-SIMS, PHI's primary competitor is ION-TOF. In Dynamic SIMS, PHI's primary competitor is Cameca.

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

    Maxima's products include electronic control units (ECUs), instrument controllers, vehicle and battery-related monitoring systems, Smart-Registered Trademark- instrument products with engine shut-down features, analog and digital instrument clusters, displays and conventional instruments, fuel/temperature/pressure and specialty gauges, tachometers and speedometers, voltmeters and ammeters, hourmeters, pyrometers and thermocouples, fuel/temperature/pressure senders, electronic fuel sensors (IntelliSensor-Registered Trademark-), speed sensors, switches, flashers and relays, steering column modules, vehicle accessories and custom-engineered products. Markets served include the off-highway, industrial (in-plant equipment), engine-powered equipment, on-highway (truck & bus), specialty vehicle and motorcycle, marine, power turf equipment, emergency vehicle, and recreational vehicle markets, as well as the heavy-duty aftermarket. Maxima's business is split between original equipment manufacturers (OEMs) (approximately 75% of total sales) and the aftermarket (25%). Products are sold directly to either OEMs or through a worldwide network of more than 500 distributors.

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

    For fiscal year 2002, Maxima's net sales totaled $46.3 million, which represented 11.5% of the Company's consolidated net sales.

    Products

    Due in large measure to its past acquisitions and marketing agreements, Maxima believes that its product portfolio is one of the broadest in its markets. The company has specifically defined its product lines along four categories: 1) "standard" products (i.e. warehoused items that are sold "as is"), 2) "custom" (typically, "same as except..." products that reflect only minor changes), 3) "engineered" (meaning that products are significantly changed), and 4) "IPD" (i.e. developed as completely new products using "Integrated Product Development" and a method for planning and implementation called "Integrated Product and Quality Planning", or IPQP that is compliant with QS-9000 requirements).

    In an ongoing effort over the past several years to increase market share, Maxima has introduced many new innovative products including IllumaSeal-Registered Trademark-, a line of fully sealed instruments for applications in high-moisture environments (currently approved and in use by Caterpillar, Harley-Davidson, and many others); Smart-Registered Trademark-instrument-Registered Trademark- products featuring integral warning lights, switch outputs and engine shut-down features; IntelliSensor-Registered Trademark-, a fully electronic hydrocarbon-based liquid-level sensing unit); INFOTRAK 2000-TM- and DATLINK-TM- data-bus systems which include instrument controllers and corresponding digital gauges and meters; Streamline-TM-instruments, a new product line featuring unique retro styling and oversized meters; Sentinel-TM- hourmeters, featuring a new quartz stepper motor movement; Sentry-TM- vehicle/battery monitoring systems for gasoline and electrically powered industrial and specialty vehicles; Compatino-TM-, a new line of stylish, yet compact instrument clusters; and Wings-TM-, a family of 1940s-style Stewart Warner branded gauges and meters especially designed for the classic car and performance oriented aftermarket.

    Maxima has developed a "menu" of electronically oriented, data-bus related products that tap into a vehicle's "distributed network" of nodes which in turn manage the vehicle's various functions. One benefit resulting from Maxima's focus on OEM business and its approach to systems integration is that the company naturally extends these same products into the aftermarket. Further, the aftermarket typically has different expectations and thus, Maxima's products are more easily accepted without the normal long and involved qualification process. Maxima believes that having a strong OEM focus naturally contributes to a certain amount of "pull-through" of product into the aftermarket.

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

    Marketing activities include direct mail, targeted advertising, media relations and trade show participation, promotional support for distributors, ongoing distributor training and workshops, and general control and support of corporate identification programs. Each brand is also supported to retain their unique identity and sustain brand awareness. Maxima Technologies also made an investment in Six Sigma training and education. Twenty-three associates received greenbelt certificates and Six-Sigma concepts are now used throughout the company for problem analysis and resolution and for cost savings.

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


BACKLOG

    The Company's backlog was as follows as of the dates indicated (dollars in thousands):


                                      April 27, 2002           April 28, 2001           April 29, 2000
                                  ----------------------   ----------------------   ----------------------
                                             Percentage               Percentage               Percentage
                                   Amount     of Total      Amount     of Total      Amount     of Total
                                  --------   -----------   --------   -----------   --------   -----------
ASI.............................  $124,840       60.5%     $115,245       56.6%     $126,553        61.9%
Robicon.........................    57,749       28.0        52,804       25.9        44,296        21.7
Phymetrics......................    14,972        7.2        26,379       12.9        20,323         9.9
Maxima Technologies.............     8,873        4.3         9,433        4.6        13,129         6.5
                                  --------      -----      --------      -----      --------       -----
Total...........................  $206,434      100.0%     $203,861      100.0%     $204,301       100.0%
                                  ========      =====      ========      =====      ========       =====

    The Company believes that its backlog as of any particular date may not be indicative of sales for any future period. The Company expects that $186,941 million of its backlog will be shipped before April 26, 2003.

Research and Development

    Research and development activities are conducted separately by each operating unit. The Company's operating units focus on developing applications-engineered products designed to meet their customers' needs. Teams representing different functional areas within an operating unit work closely with customers early in the product design process to ensure that the product meets the customer's specifications and is designed for ease of manufacturing. Research and development expenditures that the Company has made have resulted in innovative new products such as Phymetrics' new SMART-Tool, Robicon's Perfect Harmony series of medium voltage VFDs, and Maxima's Intellisensor fuel measurement systems. Phymetrics incurs significant research and development expenses due to the high technology content of its surface analysis instruments and its growth strategy of increasing penetration to the semiconductor fabrication market, increasing sales through the identification of new applications for its existing products, enhancements in the technological capability of its instruments, the development of application-specific hardware configurations for its instruments and the continued improvement in the operating ease and efficiency of its instruments through increased automation and software development. The Company's research and development expenses were $16.5 million, $16.5 million and $17.4 million for fiscal 2002, 2001 and 2000, respectively. In addition, the Company recorded charges to earnings of $1.7 million in fiscal 2000 for the write-off of purchased research and development related to the acquisitions of CE&A. Substantially all research and development expenses of the Company are related to Company-sponsored research.

Patents and Trademarks

    The Company holds domestic and foreign patents covering certain products and processes in all of its operating units, as well as trademarks covering certain of its products. Certain patents relating to Robicon's Perfect Harmony series of medium voltage VFDs are of particular significance; these patents were issued in April and June of 1997 and expire in 2014.

Employees

    At April 27, 2002, the Company had a total of 2,591 employees, of whom 2,577 were employed by the Company's operating units. The Company's domestic employees are not covered by collective bargaining agreements, however, substantially all of the personnel employed by its foreign subsidiaries belong to national workers' councils. The Company considers it relations with its employees to be good.

    The following table provides information relating to the employees of the Company's operating units as of April 27, 2002:

                                                                Total
Operating Units                                               Employees
---------------                                               ---------
ASI.........................................................    1,326
Robicon.....................................................      420
Phymetrics..................................................      386
Maxima......................................................      445
                                                                -----
    Total Operating Unit Employees..........................    2,577
                                                                ======


ITEM 2.--PROPERTIES

    The following are the principal operating facilities of the Company listed by operating unit, each of which includes general office and administrative space:

                                                                         Usable Space
Operating Units                                       Function           (Square Feet)   Owned/Leased
---------------                               -------------------------  -------------   ------------
ASI:
  Milan, Italy..............................  Design and assembly            126,000       Leased
  Monfalcone, Italy.........................  Design and assembly            408,880        Owned
  Montebello Vicentino, Italy...............  Design and assembly            201,240        Owned
  Trieste, Italy............................  Design and assembly             78,480        Owned

ROBICON:
  New Kensington, Pennsylvania..............  Design and assembly            123,000        Owned
  Pittsburgh, Pennsylvania..................  Design                          80,000        Owned

PHYMETRICS:
  Eden Prairie, Minnesota...................  Design and assembly            205,000        Owned
  Sunnyvale, California.....................  Design and service              74,859       Leased
  Amersfoort, The Netherlands...............  Design and assembly             60,000        Owned

MAXIMA:
  Barcelona, Spain..........................  Design and assembly             76,773        Owned
  Lancaster, Pennsylvania...................  Design and assembly             71,873       Leased
  Juarez, Mexico............................  Assembly                        75,000       Leased

-------------------------

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

ITEM 6.--SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                             (Dollars in Thousands)

    The Selected Historical Consolidated Financial Data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the fiscal years in the five-year period ended April 27, 2002, are derived from the audited consolidated financial statements of High Voltage Engineering Corporation and its subsidiaries, as restated.

    The Selected Historical Consolidated Financial Data of the Company should be read in conjunction with the audited historical consolidated financial statements of Company for the fiscal years in the three-year period ended April 27, 2002 and the notes thereto included elsewhere herein.

                                                                  Fiscal Years Ended
                                            --------------------------------------------------------------
                                            April 27,    April 28,    April 29,    April 24,    April 25,
                                               2002         2001         2000         1999         1998
                                            ----------   ----------   ----------   ----------   ----------
Statement of Operations Data:
  Net sales...............................   $403,012     $416,547     $271,485     $220,683     $192,658
  Cost of sales (Includes subassembly exit
    costs of $2,661 and $405 in fiscal
    2001 and 2000, respectively, and
    restructuring charge--inventory
    markdown of $855 in fiscal 2000)(a)...    306,533      322,593      199,654      144,426      125,354
                                             --------     --------     --------     --------     --------
  Gross profit............................     96,479       93,954       71,831       76,257       67,304
  Administrative and selling
    expenses(b)...........................     83,547       73,636       56,108       46,328       43,958
  Research and development expenses.......     16,485       16,533       17,361       16,518       14,615
  Write off of purchased in-process
    research and development..............         --           --        1,650           --        8,100
  Restructuring charge(a).................        859          143        1,795          580          186
  Other, net(c)...........................      6,314        5,106        7,172       (1,131)       4,084
                                             --------     --------     --------     --------     --------
  (Loss) income from operations...........    (10,726)      (1,464)     (12,255)      13,962       (3,639)
  Interest expense........................    (25,043)     (22,044)     (19,122)     (17,242)     (17,077)
  Interest income.........................      1,690          753          921        1,886          983
                                             --------     --------     --------     --------     --------
    Loss from continuing operations before
      income taxes, discontinued
      operations and extraordinary item...    (34,079)     (22,755)     (30,456)      (1,394)     (19,733)
  Income taxes (credit)...................      2,948       (2,291)        (631)      (3,606)      (2,355)
                                             --------     --------     --------     --------     --------
  (Loss) income from continuing operations
    before discontinued operations and
    extraordinary item....................    (37,027)     (20,464)     (29,825)       2,212      (17,378)
  Discontinued operations:
    Income from discontinued operations,
      net of income taxes.................         --        2,078        2,158        3,188        3,327
    Gain on disposal of discontinued
      operations, net of income taxes.....         --       34,270          559        9,633        8,771
  Extraordinary loss, net of income
    taxes.................................       (327)        (530)          --           --       (7,464)
                                             --------     --------     --------     --------     --------
  Net (loss) income.......................   $(37,354)    $ 15,354     $(27,108)    $ 15,033     $(12,744)
                                             ========     ========     ========     ========     ========

                                                                  FISCAL YEAR ENDED
                                            --------------------------------------------------------------
                                            April 27,    April 28,    April 29,    April 24,    April 25,
                                               2002         2001         2000         1999         1998
                                            ----------   ----------   ----------   ----------   ----------
Balance Sheet Data (at Period End):
  Working capital.........................   $ 53,500     $ 44,007     $  5,991     $ 79,269     $ 39,388
  Total assets............................    372,389      411,623      357,812      243,455      225,376
  Total indebtedness (including redeemable
    put warrants and foreign receivable
    facilities)...........................    244,936      229,368      204,912      174,731      174,627
  Redeemable preferred stock..............     53,847       46,122       40,642       35,229       30,457
  Stockholders' deficiency................   (117,835)     (65,521)     (73,568)     (40,961)     (50,935)
Other Data:
  Adjusted EBITDA (unaudited)(d)..........   $ 25,097     $ 27,467     $ 14,655     $ 22,292     $ 16,511
  Depreciation and amortization(e)........     28,755       20,766       16,486        9,075        5,976
  Capital expenditures(f).................     20,191        9,563       12,898       10,564        4,058
  Backlog (unaudited).....................    206,434      203,861      204,301       56,338       72,432
  Ratio of earnings to fixed charges(h)...         --           --           --           --           --
Operating Unit Data:
  Net sales:
    ASI...................................   $174,423     $178,283     $ 53,960     $     --     $     --
    Robicon...............................    100,912       85,986       74,913       84,299       94,192
    Phymetrics............................     81,340       96,319       81,418       75,453       60,508
    Maxima................................     46,337       55,959       61,194       60,931       37,958
                                             --------     --------     --------     --------     --------
      Total net sales.....................   $403,012     $416,547     $271,485     $220,683     $192,658
                                             ========     ========     ========     ========     ========
  Adjusted EBITDA (unaudited):
    ASI...................................   $  7,579     $  7,220     $ (5,762)    $     --     $     --
    Robicon...............................      7,954        4,565        3,407        5,927        8,140
    Phymetrics............................      7,958       10,530       10,360        9,855        8,713
    Maxima................................      5,245        7,305        8,672        9,127        5,491
                                             --------     --------     --------     --------     --------
      Total operating unit Adjusted
        EBITDA............................     28,736       29,620       16,677       24,909       22,344
    Corporate overhead....................     (3,639)      (2,153)      (2,022)      (2,617)      (5,828)
                                             --------     --------     --------     --------     --------
      Total Adjusted EBITDA...............   $ 25,097     $ 27,467     $ 14,655     $ 22,292     $ 16,516
                                             ========     ========     ========     ========     ========
Cash Flow Provided By (Used for):
    Operating activities..................   $(34,568)    $(32,682)    $   (149)    $  8,617     $     --
    Investing activities..................    (10,605)      60,491      (70,580)      13,589           --
    Financing activities..................     33,684       (2,401)     (46,452)      (7,381)          --

   See accompanying Notes to Selected Historical Consolidated Financial Data.

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

                             (Dollars in Thousands)

(a) In fiscal 2002, the Company incurred a total restructuring charge of $859 which comprised of $732 related to the closing of the HVE Europa Billerica, Massachusetts facility and $127 for the closing of PHI's Singapore analytical service facility. In fiscal 2001, the Company incurred a total restructuring charge of $143 comprised of severance relating to reducing the headcount at Robicon. In fiscal 2000, the Company incurred a total restructuring charge of $2,650 comprised primarily of: (i) $1,830 at PHI for severance and inventory markdown relating to the outsourcing of certain manufacturing activities and (ii) $820 at Robicon for severance relating to the reduction of headcount. In fiscal 1999, the Company incurred a total restructuring charge of $580 comprised primarily of: (i) $390 at Robicon for severance relating to the reduction of headcount and (ii) $190 at PHI for severance paid to a former executive. In fiscal 1998, the Company incurred restructuring costs of $186 at PHI relating to a program designed to reduce costs to manage the weaker order rates expected from Asia.

(b) Adjusted EBITDA excludes severance expenses of $636 included in administrative and selling expenses in fiscal 1998. See note (d) below.

(c) Other, net is comprised of the following:

                                                                      Fiscal Years Ended
                                                 --------------------------------------------------------------
                                                  April 27,    April 28,    April 29,    April 24,    April 25,
                                                    2002         2001         2000         1999         1998
                                                 ----------   ----------   ----------   ----------   ----------
Write-down of notes receivable, deposits and
  impaired capital equipment..................    $   159      $   457      $   628     $   250       $   --
Net loss (gain) on disposition of
  miscellaneous assets........................        313         (256)         608         507         (710)
Excess facilities (income) expense, net.......        666         (383)        (357)       (219)        (390)
Aborted acquisition, offering costs and related
  litigation, net of recoveries (note Q)......        221          350           28      (1,809)       1,442
Patent defense costs and related litigation,
  net of recoveries...........................          6          390          901          35           --
Equity in earnings of joint venture and other
  affiliates..................................     (1,584)        (876)         239        (188)         109
Bondholders' consent fees and financing
  agreement amendment fees and related costs..        265            --        3,451          --           --
Discount on sale of receivables...............        356         2,519          857          --           --
Facility relocation costs.....................        202         1,145          413          --           --
Workforce reduction costs.....................      4,326         1,708           --          --           --
Reimbursed environmental and litigation costs,
  net (note Q)................................        839            52          404         293        3,633
ASI acquisition integration costs.............        545            --           --          --           --
                                                   ------       -------      -------     -------       ------
Total.........................................     $6,314       $ 5,106      $ 7,172     $(1,131)     $ 4,084
                                                   ======       =======      =======     =======       ======

(d) Adjusted EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, amortization and non-recurring items. Non-recurring items are comprised of: (i) restructuring charge, and other, net (ii) non-recurring severance payments of $636 to certain former senior executives included in administrative and selling expenses of the Company in fiscal 1998, and (iii) purchase accounting expenses relating to the acquisition of CE&A of $1,650 in fiscal 2000, and purchase accounting expenses relating to the acquisitions of PHI of $6,800 and Stewart Warner of $2,620 in fiscal 1998. See notes (a) through (c) above and notes I, N and Q to "Notes to Consolidated Financial Statements" of High Voltage Engineering Corporation and subsidiaries. Adjusted EBITDA is not considered a measure of performance under GAAP. While Adjusted EBITDA should not be considered as a substitute for net income, cash flows from operating activities, other income or cash flow statement data prepared in accordance with GAAP, or a measure of profitability or liquidity, management understands that some form of EBITDA is often used as a measurement in evaluating companies. In particular, since Adjusted EBITDA excludes the non-recurring items described above, the Company believes that trends in Adjusted EBITDA may provide meaningful information as to one factor in the Company's ability to satisfy its cash requirements on an on-going basis. Moreover, substantially all of the Company's financing agreements contain covenants in which EBITDA, as defined therein, is used as a measure of financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of performance determined in accordance with GAAP and an analysis of changes in Adjusted EBITDA in recent periods. Readers should note, however, that "Adjusted EBITDA" as used in this document may not be comparable to similarly titled measures presented by other companies and could be misleading, since not all companies and analysts calculate such measures in the same fashion or on the same basis.

(e) Depreciation and amortization excludes $1,409, $1,393, $2,082, and $2,157 attributable to discontinued operations in fiscal 2001, 2000, 1999 and 1998, respectively, and $118, $120, $217, $194 and $147 related to assets held for sale in fiscal 2002, 2001, 2000, 1999 and 1998, respectively. Depreciation and amortization in fiscal 2000 includes $1,236 for the writedown of long lived assets and assets held for sale to net realizable value.

(f) Capital expenditures include assets acquired under capital leases and exclude capital expenditures from discontinued operations in the amounts of $2,038, $1,244, $2,252, and $2,723 in fiscal 2001, 2000, 1999, and 1998, respectively.

(g) For purposes of this computation, earnings are defined as income or loss from continuing operations before income taxes, discontinued operations and extraordinary item and fixed charges. Fixed charges are the sum of:
    (i)interest cost; (ii) accretion of redeemable put warrants; (iii) amortization of deferred financing costs; (iv) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one third); (v) accretion of preferred stock; (vi) preferred stock dividends; and (vii) capitalized interest. Earnings were inadequate to cover fixed charges by $41,804, $29,461, $35,869, $6,166 and $23,088 in fiscal
    2002, 2001, 2000, 1999, and 1998, respectively.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to certain acquisitions completed by the Company. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward looking statements we may make. The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data and the consolidated financial statements and notes thereto contained elsewhere in this document.

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

Seasonality; Variability Operating Results

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

Results of Operations

Consolidated

    Net sales for the fiscal 2002 were $403.0 million, which was a decrease of $13.5 million or 3.2% from fiscal 2001. The Company reported a net loss from continuing operations before extraordinary item and discontinued operations of $37.0 million for fiscal 2002 compared to an operating loss of $20.5 million for the same period in fiscal 2001. The primary differences in the results of operations of fiscal 2002 as compared to fiscal 2001 were: (i) lower sales volume due to the depressed semiconductor market, served by Phymetrics, continued downward trend in the off-highway equipment, heavy truck and specialty vehicles markets served by Maxima and a weak global economy, (ii) offset by higher margins primarily in the Industrial Power Control segment(iii) increase in goodwill amortization, (iv) increase in workforce reorganization costs, (v) higher foreign tax provisions and (vi) higher interest costs offset by lower receivable securitization costs.

Segment Analysis:

Fiscal 2002 Compared to Fiscal 2001

    The Industrial Power Control Segment reported net sales of $275.3 million for fiscal 2002, an increase of $11.1 million or 4.2% from fiscal 2001. Net sales for Robicon increased $14.9 million or 17.4% during the fiscal 2002 compared to fiscal 2001. The increase in net sales was primarily attributable to the increased volume in the Medium Voltage product line and higher service revenues due to stronger energy and utility markets, partially offset by weakness in products serving industrial markets. Net sales for ASI decreased $3.9 million or 2.2% during fiscal 2002 as compared to fiscal 2001. The decrease can be attributed to a stronger U.S. dollar during fiscal 2002 as compared to fiscal 2001. Excluding the effect of the currency translation, net sales increased 1.0% during fiscal 2002 as compared to fiscal 2001. This increase is due in part to and increase in the Motor and Power Control businesses, driven by strong demand in the Energy and power generation and transmission markets and higher volumes of add-on revenues. This impact was offset by significant reduction in sales that had contained a large one time contract in fiscal 2001. Order levels remain strong increasing 5.1% and 12.0% at ASI and Robicon, respectively during fiscal 2002 compared to fiscal 2001.

    Backlog at ASI has increased $9.6 million or 8.3% to $124.8 million compared to the backlog at April 28, 2001 of $115.2 million due to strong demand for AC Motors, Medium voltage drives and systems, combined with the booking of a large Metals systems order. Backlog at Robicon increased $4.9 million or 9.4% to $57.7 million compared to backlog at April 28, 2001 of $52.8 million.

    Operating income for the segment increased $5.5 million to $6.5 million during fiscal 2002 compared to operating income of $1.0 million in fiscal 2001. This increase in operating income was primarily due to improved gross margins of 2.6% or $9.5 million during fiscal 2002 compared to fiscal 2001. This was the result of higher volumes, cost reductions and efficiencies of production at Robicon. ASI increased gross margin by 2.2% as the benefits of the restructuring carried out during fiscal 2001, improved product mix with increased service revenue and more selective contract management improved the profitability of the company. The improved gross margin was offset by increases in operating expenses as the whole business segment invested in sales channel development and infrastructure to create the organization and structure to deliver sustained growth in the future.

    The Advanced Surface Analysis Segment reported net sales of $81.3 million for fiscal 2002, which is a decrease of $15.0 million or 15.6% compared to fiscal 2001. Equipment sales, which includes PHI and HVE Europa, declined $10.8 million or 15.8% to $57.6 million during fiscal 2002 as compared to fiscal 2001. The decrease is the result of the severely depressed conditions in the semiconductor markets, weakness in the worldwide market for electronics and other markets in the U.S. This has resulted in many companies canceling or postponing capital expenditures during fiscal 2002 as compared to fiscal 2001. The stronger U.S. dollar has increased the cost of PHI's equipment products in certain foreign markets compared to PHI's foreign based competitors.

    Operating loss increased $12.8 million to $16.1 million for fiscal 2002 compared to fiscal 2001. The increase in operating loss is primarily due to the decreased gross margin on certain equipment sales and the higher mix of sales to Ulvac-PHI which has lower gross margins. Also contributing to the increase operating loss is an increase in operating expenses of $9.5 million, which is due to the write off of goodwill of $8.8 million, and a restructuring charge of $0.7 million recorded during the fourth quarter of fiscal 2002 related to the closing of the Billerica, Massachusetts facility. Also contributing to the increase in operating loss is $2.8 million of other expenses related to reorganization efforts at PHI during fiscal 2002. The Company has implemented cost reduction plans that has resulted in reduced headcount, greater focus on the semiconductor industry, outsourcing of certain subassemblies and reduction of many variable costs to help offset the reduced gross margin.

    The Customized Monitoring Instrumentation Segment reported net sales of $46.3 million during fiscal 2002, which was a decrease of $9.6 million or 17.2% compared to fiscal 2001. The reduction in this segment was primarily a result of reduced volume from the continued weakness in OEM and distribution channels in all major markets. New products such as the digital tachometer and instrument clusters partially offset the sales reduction. An adverse economy that resulted in reduced sales from both the OEM and distribution markets on a worldwide basis is the major cause for the volume reduction. The focus for turnaround and growth is in development of new electronic products for distribution and OEM markets and the attainment of new programs from major OEM customers.

    The operating income decreased $1.6 million to $2.7 during fiscal 2002 as compared to fiscal 2001 due to the sales volume decline and 2.7% decline in the gross margin that was significantly offset by cost containment in all areas of spending. Cost containment included a 19% reduction in headcount and significant material cost reductions.

    Maxima Technologies has made major investments during fiscal 2002 to position itself for the coming years. These investments include a Surface Mount Technology (SMT) based production line for assembly of electronic circuits (screen printer, component pick and place, axial component insertion, re-flow oven, wave solder and in-circuit test system). In addition, Maxima has invested in "pockets of automation" for mistake-proofing and productivity improvements.

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

    Operating income for fiscal 2001 of $1.0 million increased $9.8 million compared to a loss of $8.8 million in fiscal 2000. The increase in operating income is due primarily to realizing the benefits of the restructuring plan at ASI and continued streamlining of synergies between ASI and Robicon. Integration of the ASI operations, Robicon, and the subsidiaries in France, Germany, and the UK progressed according to plan. The Company created a single, company-wide technology organization and developed multi-generation product development plans for each major product line. Excluding operating income of $1.9 million at ASI, operating loss in fiscal 2001 of $0.9 million remained flat compared to fiscal 2000. The operating loss was primarily due to significant cost overruns on certain power control systems contracts and higher amortization of $1.7 million. Also contributing to the loss was lower medium voltage margins due to price erosion on orders taken in the prior fiscal year and margin erosion in the low voltage drives product line due to a higher mix of low horsepower drives. Fiscal 2000 included a restructuring charge of $0.8 million.

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

    During fiscal 2001, net sales from CE&A of $24.7 million increased $5.9 million or 31.5% from fiscal 2000. This increase is a result of two additional months of sales at CE&A in fiscal 2001 or $3.2 million as compared to fiscal 2000. Additionally, fiscal 2001 included higher volume and a price increase, which was effective January, 2001.

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

Liquidity and Capital Resources

    The Company's liquidity needs are primarily for working capital, capital expenditures and debt service. The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations and asset sales, and proceeds from financing activities.

    The Company has made significant acquisitions, which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company's existing businesses.

    On March 7, 2001, the Company completed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78.7 million in cash. The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson was subject to a covenant of the Senior Notes Indenture which requires the Company to apply the net cash received to (i) repay debt ranking pari passu to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or
(iii) offer to purchase the Senior Notes pursuant to an Excess Proceeds Offer, as defined. In connection with the sale of Anderson the Company has invested a portion of the Asset Sale Proceeds through the purchase of certain receivables from High Voltage Funding Corporation ("HV-FC") a limited purpose subsidiary of the Company and invested in certain capital expenditures.

    From time to time, the Company achieves liquidity through receivables purchase arrangements with HV-FC, a limited purpose subsidiary of the Company. Under these arrangements, the domestic subsidiaries of the Company sell a defined pool of trade accounts receivables, and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. HV-FC then sells participating interests in such assets to one or more third parties which, in turn, purchases and receives ownership and security interests in those assets. Under the Company's Senior Notes Indenture, the Company is limited to making investments in HV-FC of up to $25.0 million. While the Company is not currently utilizing these receivables purchase arrangements, the Company has retained the right to reinitiate these arrangements with HV-FC or another limited purpose subsidiary at any time.

    On June 19, 2001, the Company signed an amendment to the Financing Agreement ("Amended and Restated Financing Agreement"). The Amended and Restated Financing Agreement amends certain financial ratios and restates the Refinanced Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5.0 million for the issuance of letters of credit. Availability under the New Revolving Credit Facility is limited to the sum of
(i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is considered reasonable and customary by the lenders and (iv) $5.0 million. Interest under the facility is computed and payable monthly at the greater of the lender's reference rate (4.75% at April 27, 2002) or 7.0% plus 2.5%. At April 27, 2002, $25.0 million was outstanding under the New Revolving Credit Facility Agreement.

    As of April 27, 2002, the Company had total indebtedness (including redeemable put warrants and foreign receivables facilities) of $244.9 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $55.9 million. The change in total indebtedness of $15.6 million as compared to $229.4 million at April 28, 2001 is the result of an net increase of $11.5 million in unrestricted subsidiary borrowings and $4.1 million net increase in restricted subsidiary borrowings.

    As of April 27, 2002, the Company had outstanding and issuable redeemable put warrants representing 6.25% of its fully diluted common stock. The holders of such warrants have the right to require the Company to purchase all or any portion of such warrants or any shares of common stock issued upon the exercise of such warrants at the greater of (i) a valuation prepared by an independent financial advisor or (ii) a formula value calculated as 8.0x the Company's EBITDA (as defined therein) less preferred stock and debt outstanding plus excess cash.

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings, to sell assets or to raise additional equity capital as necessary. The Company expects it will be able to refinance any principal payment obligations that are scheduled to mature prior to maturity of the Senior Notes.

    The Company's working capital was $53.5 million at April 27, 2002. The Company's cash flows used in continuing operations were $34.6 million during the fiscal 2002 which includes $17.2 million of federal, state and foreign income tax related to the sale of the Company's Anderson division and certain tax obligations in Italy and The Netherlands, $23.0 million in cash interest payments, $4.7 million of post employment payments in Italy, as compared to cash used in continuing operations of $37.6 million in fiscal 2001. The Company's principal source of liquidity is operating cash flows, including improvements in working capital turns, the refinancing of existing indebtedness and occasional asset sales. If there was further decrease in demand for the Company's products and services due to either economic or competitive conditions, there could be a reduction in liquidity due to (i) lower margins, since the Company might not be able to cut costs in the full amount of revenue decreases, (ii) lower working capital turns due to a longer inventory-to-receivables cycle time, or reduced customer advance progress payments, or slower receivable payments from customers, during such economic conditions, or (iii) reduced collateral available for financing due to lower, or overall older receivables held during such economic conditions or a period of reduced sales.

    The Company invested $20.1 million in capital expenditures during fiscal 2002 including $10.9 million at ASI for facility upgrades and investment in information technology and $5.3 million in upgrades and additions to PHI's demo and lab equipment.

    On June 14, 2002 the Company sold a former manufacturing facility located in Brighton, Massachusetts for $9.2 million of gross proceeds. Net proceeds of $8.0 million from the asset sale were deposited in a restricted account pursuant to the New Revolving Credit Facility Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

    The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, warranty reserves, goodwill and intangible assets and income taxes.

Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

Revenue Recognition

    Sales of goods that are not part of a long-term contract are generally recognized upon shipment of products, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Service revenue is recognized when the service is performed and accepted by the customer. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires significant installation to be performed by the Company that is not perfunctory and inconsequential, such revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product's revenue is recognized.

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

Goodwill and Intangible Assets

    Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. The Company has accounted for its acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management's forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

    Effective April 28, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

    The Company completed the first step of the transitional goodwill impairment test during the three months ended July 27, 2002 based on the amount of goodwill as of the beginning of the fiscal year ending April 26, 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of July 27, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

Accounting for Income Taxes

    The preparation of the Company's consolidated financial statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

    Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company had recorded a full valuation allowance against its deferred tax assets as of April 27, 2002, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

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

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, the Company adopted the Provisions of SFAS No. 141 and SFAS 142. Adoption is not expected to have a material impact on the Company's financial statements.

    Effective April 29, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. Adoption did not have a material impact on the Company's financial statements.

ITEM 7A.--QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note Q to the Company's consolidated financial statements included under Item 8.

Interest Rate Risk

    The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the New Revolving Credit Facility, Term Loans and certain foreign bank and loan facilities. The interest rates on the Company's other long-term debt are fixed and primarily matures in 2004. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. A 100 basis point increase in interest rates would have approximately a $350,000 negative impact on the earnings of the Company.

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

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements, together with the auditors' reports thereon, appear at pages F-1 through F-7 of this annual report Form 10-K.

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III.

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

    The executive officers, directors and key employees of the Company as of April 27, 2002 were as follows:

Name                                       Age                            Position
-----                                     --------   -----------------------------------------------------
Clifford Press.........................     48      Chairman of the Board, President and Director

Russell L. Shade, Jr...................     52      Chief Executive Officer and Director

Laurence S. Levy.......................     46      Vice President and Director

Joseph W. McHugh, Jr...................     47      Vice President and Chief Financial Officer

Oddie V. Leopando......................     56      President of Maxima

David Ring.............................     40      President of Phymetrics

Christopher F. Carmel..................     47      Director

H. Cabot Lodge III.....................     46      Director

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

    Joseph W. McHugh, Jr. is a Vice President and the Chief Financial Officer of the Company. Mr. McHugh joined the Company in January 1992. From 1983 to 1992, Mr. McHugh worked at GCA Corporation as a Division Controller and later as Controller. In the former capacity, he participated in the workout and recapitalization of GCA before its purchase in 1988 by General Signal. From 1977 to 1983, Mr. McHugh served in various financial management positions at Honeywell Information Systems. Mr. McHugh received both a Bachelor of Science degree in accounting and a Masters degree in Business Administration from Bentley College.

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

    David Ring became President and CEO of Phymetrics in November 2001. Mr. Ring joined Phymetrics from LTX Corporation, a leading supplier of semiconductor test equipment, where he was executive vice president of the LTX's Worldwide Customer Operations Group. Prior to LTX Corporation, Mr. Ring was President of the Microelectronics Group of Entegris, Incorporated, a leading provider of wafer handling products. Mr. Ring holds an MBA from Lehigh University and a BS in Business from the University of Minnesota.

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

    H. Cabot Lodge III has been a Director of the Company since August 8, 1997. Mr. Lodge is Executive Vice President of iStar Financial, the largest publicly traded finance company focused on the commercial real estate industry. He is a principal of Carmel Lodge LLC, a New York based financial advisory firm he founded in 1996. Mr. Lodge also served as Executive Vice President, Managing Director and in other senior management positions at W.P. Carey & Co., an investment banking firm from 1983 to 1995. Mr. Lodge is a director of Meristar Hospitality Corporation and of TelAmeria Media, Inc. From 1995 to 1997 Mr. Lodge was Chairman of Superconducting Core Technologies, Inc. ("SCT"), a manufacturer of high tech wireless telecommunications equipment he co-founded in 1988. Mr. Lodge is a graduate of Harvard University and the Harvard Business School.

Section 16(A) Beneficial Ownership Reporting Compliance

    Not applicable.

ITEM 11.--EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

    The Board of Directors appoints the member of the Compensation Committee. At April 27, 2002 the committee consisted of Mr. Clifford Press and
Mr. Christopher Carmel.

Employment Agreements

    Russell L. Shade, Jr., the Company's Chief Executive Officer and a Director, entered into an employment agreement with the Company (the "Employment Agreement"), dated February 24, 1998. For each year of Mr. Shade's employment, the Compensation Committee of the Company's Board of Directors establishes a base salary and an incentive compensation program generally based upon the Company's performance. The Employment Agreement contains a customary confidentiality provision and an agreement that Mr. Shade will not, for three years after his employment ends, engage in business competitive with the Company or solicit customers or employees of the Company.

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

    Upon termination of employment for any reason other than death, all unvested stock units shall be forfeited, and any vested units shall become redeemable by the Company, at the market value of a share of Letitia Common Stock determined as of the end of the most recent fiscal quarter preceding redemption, at any time, but in any event the Company shall redeem the vested units on the scheduled payment date therefore. Upon death, all stock units vest and each stock unit shall be promptly redeemed at the market value of a share of common stock of Letitia Corporation, the corporate parent of the Company, at the end of the most recent fiscal quarter.

    The Employment Agreement further provides for a stock appreciation arrangement whereby Mr. Shade is entitled to receive additional shadow stock units each year during the term of the Employment Agreement. At April 27, 2002, the shadow stock units granted pursuant to this arrangement represents 8.75% of the outstanding shares of Letitia common stock upon vesting. For the Company's fiscal 2000 and each subsequent year, the number of shadow stock units granted is calculated based on a formula taking into account Mr. Shade's base salary and the market value of Letitia Common Stock.

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

    Interests are granted in the VCP to certain key employees as they are hired or promoted and vest over five years. The value of an employee's interest is based on increases in value (based generally on a multiple of EBITDA but also reflecting actual proceeds of dispositions of operating units or public offerings by operating units) from the date of grant to the end of the year prior to the determination date. Vested interests are cashed out when an employee leaves the Company or retires, or when his operating unit is sold or he is transferred to another division; provided that if the employee is dismissed for cause, his interests (vested and unvested) are forfeited. Subject to the Company's discretion to defer cash payments, an employee may cash out up to 50% of his vested interest while remaining employed. The VCP is a non-qualified and non-funded plan. While Messrs. Leopando, McHugh and certain other key employees have each received interests in the VCP, Mr. Laurence S. Levy, Mr. Press and Mr. Shade currently do not participate in the VCP. As of April 27, 2002, the Company had an accrued liability of $273,000 under the VCP.

Stock Appreciation Rights Plan

    PHI maintains a Phantom Stock Appreciation Rights Plan ("PSAR") which has two variations, an Appreciation Rights Plan, under the terms of which PSARs are offered at the fair market value ("FMV") of PHI and its wholly owned subsidiaries including, CE&A and a Discounted Appreciation Rights Plan, under the terms of which PSARs are offered at a discounted FMV. The authorized amount of PSARs which can be issued under these plans equals 12% of the authorized capital of PHI. The plans are designed to provide incentives for certain key employees of PHI and CE&A, by tracking increases in the FMV of the combined PHI and CE&A subsidiaries. The exercise rights under the Plans are subject to vesting schedules ranging from 4 to 5 years from date of award. The plans have a ten year termination date. Discounted PSARs were issued to certain employees of CE&A who at the time of the acquisition of CE&A by PHI in July of 1999 had an "in the money value" of their unvested CE&A options. The discount amounted equal 75% of the then combined FMV. The CE&A vesting schedule was carried over for the exercise rights of these discounted PSARs. Additionally, PHI created a Deferred Value plan, which is a deferred compensation plan and does not include the issuance of PSARs. The plan was created for the benefit of certain CE&A employees at the time of the CE&A acquisition in July of 1999. Awards earn interest at the rate of prime as of July 1st of each year, plus 1%. Exercise rights are subject to a four or five year vesting schedule from date of award. No additional awards have been made under this plan since its inception. At the time employees exercise their vested rights under the Discounted Appreciation Rights Plan they must execute a Protection Agreement which, among other items, stipulates that for a period of 18 months after termination of a Participant's employment by PHI, or any of its subsidiaries (the "PHI Group") the employee cannot participate in any business which is then in competition with the PHI Group. Appreciation Rights PSARs are awarded at their FMV to certain employees as they are hired or promoted. All three Plans are non-qualified and non-funded.

    ASIRobicon also maintains a PSAR plan. The authorized amount of PSARs which can be issued under this plan equals 10% of the authorized capital of ASIRobicon. This plan is designed to provide an incentive for certain key employees by tracking increases in the FMV of ASIRobicon. The exercise rights under the plan are subject to a vesting schedule of 5 years from date of award. The plan has a ten year termination date.

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

    The Company also maintains the High Voltage Engineering Corporation Retirement Plan (the "Retirement Plan"), a defined benefit plan, which provides for the payment of annual pension benefits, payable on retirement, based on the participating employee's salary during the time of accrual. Participation in the Retirement Plan, and the accrual of additional benefits there under, was frozen by the Company in 1992. Messrs. Laurence S. Levy and Press will receive monthly benefits under the Retirement Plan of $191.05 and $148.35, respectively, beginning upon their retirement. Mr. Shade does not participate in the Retirement Plan.

Bonus Plans

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

                                                                     Common Stock
                                                              -------------------------
                                                              Number of    Percent of
Name of Stockholders, Directors and Executive Officers         Shares     Common Shares
-------------------------------------------------------        ---------   -------------
Letitia Corporation(1)......................................    1,000         92.4%
Laurence S. Levy(1)(2)......................................    1,000         92.4%
Clifford Press(1)(3)........................................    1,000         92.4%
Russell L. Shade, Jr........................................     0.60(4)        --(5)
Christopher F. Carmel.......................................       --           --
H. Cabot Lodge III..........................................       --           --
Directors and executive officers as a group.................    1,000         92.4%

-------------------------

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

(5) Mr. Shade beneficially owns less than 1% of the Company's common stock.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Laurence S. Levy and Clifford Press, officers and directors of the Company, are directors of Letitia Corporation, which owns 92.4% of the Company's outstanding Common Stock. Hyde Park Holdings, Inc. ("Hyde Park"), a corporation wholly owned by Laurence S. Levy and Clifford Press, is a minority stockholder of Letitia Corporation.

    Historically, the Company has paid to Hyde Park and its affiliates an annual fee for services performed in managing the Company.

    The management fees paid to Hyde Park and its affiliates were $0.6 million, $0.8 million and $0.8 for fiscal 2002, 2001 and 2000, respectively. Under the terms of the Indenture, while there are any of the Senior Notes outstanding, management fees to Hyde Park in excess of $0.8 million for any fiscal year of the Company subsequent to August 8, 1997 are limited by the Indenture.

                                    PART IV.

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       Exhibit
       Number                                   Description
----------------------                          -----------
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

-------------------------

* Incorporated by reference from the Registrant's Registration Statement No. 333-33969, on Form S-4, filed by the Registrant with respect to $135,000,000 aggregate principal amount of the Registrant's 10 1/2% Senior Notes due 2004.

** Incorporated by reference from the Registrant's Registration Statement No. 333-51643, on Form S-4, filed by the Registrant with respect to $20,000,000 aggregate principal amount of the Registrants 10 1/2% Senior Notes due 2004.

(b) All schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                                                                PAGE
                                                              --------
Consolidated Financial Statements--April 27, 2002,
  April 28, 2001, April 29, 2000
Report of Grant Thornton LLP, Independent Certified Public
  Accountants...............................................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Deficiency.........    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
High Voltage Engineering Corporation

    We have audited the accompanying consolidated balance sheets of High Voltage Engineering Corporation and subsidiaries as of April 27, 2002 and April 28, 2001 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended April 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of High Voltage Engineering Corporation and subsidiaries as of April 27, 2002 and April 28, 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 27, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                          GRANT THORNTON LLP

Boston, Massachusetts
July 12, 2002

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                               April 27,   April 28,
                                                                 2002        2001
                                                               ---------   ---------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 15,133    $ 26,932
  Restricted cash...........................................      4,891      29,472
  Accounts receivable, net of allowance for doubtful
    accounts................................................    136,117      81,853
  Refundable income taxes...................................        266          --
  Inventories...............................................     60,542      61,631
  Costs and earnings in excess of billings..................     11,343      13,032
  Prepaid expenses and other current assets.................      7,016       8,694
                                                               --------    --------
    Total current assets....................................    235,308     221,614
PROPERTY, PLANT AND EQUIPMENT, NET..........................     85,489      82,980
INVESTMENT IN JOINT VENTURE.................................      3,263       2,040
ASSETS HELD FOR SALE........................................      2,393       2,510
OTHER ASSETS, NET...........................................     25,912      69,447
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..................     20,024      33,032
                                                               --------    --------
                                                               $372,389    $411,623
                                                               ========    ========
                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations..........   $ 14,573    $  8,805
  Foreign receivables facilities............................     12,285       6,075
  Accounts payable..........................................     74,940      73,157
  Accrued interest..........................................      4,602       4,104
  Accrued liabilities.......................................     40,265      43,529
  Billings in excess of costs...............................      5,512       4,296
  Advance payments by customers.............................     22,156      18,886
  Federal, foreign and state income taxes payable...........        557      12,519
  Deferred income taxes.....................................      4,018       3,336
  Redeemable put warrants...................................      2,900       2,900
                                                               --------    --------
    Total current liabilities...............................    181,808     177,607
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES..............    215,178     211,588
DEFERRED INCOME TAXES.......................................     14,053      13,519
OTHER LIABILITIES...........................................     25,245      28,249
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION PREFERENCE
  OF $55,934 AS OF APRIL 27, 2002)..........................     53,847      46,122
MINORITY INTEREST...........................................         93          59
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock..............................................          1           1
  Paid-in-capital...........................................     20,140      20,140
  Accumulated deficit.......................................   (131,294)    (86,215)
  Common stock warrants.....................................      2,813       2,813
  Other comprehensive (loss)................................     (9,495)     (2,260)
                                                               --------    --------
    Total stockholders' deficiency..........................   (117,835)    (65,521)
                                                               --------    --------
                                                               $372,389    $411,623
                                                               ========    ========

        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in Thousands, Except Per Share Data)

                                                                             Years Ended
                                                               ----------------------------------------
                                                                 April 27,     April 28,      April 29,
                                                                   2002          2001           2000
                                                               -----------   -----------   -----------
Net sales...................................................     $403,012      $416,547      $271,485
Cost of sales (Includes subassembly exit costs of $2,661 and
  $405 in fiscal 2001 and 2000, respectively, and
  restructuring charge--inventory markdown of $855 in fiscal
  2000).....................................................      306,533       322,593       199,654
                                                                 --------      --------      --------
  Gross profit..............................................       96,479        93,954        71,831
Administrative and selling expenses.........................       83,547        73,636        56,108
Research and development expenses...........................       16,485        16,533        17,361
Write off of purchased in-process research and
  development...............................................           --            --         1,650
Restructuring charge........................................          859           143         1,795
Other, net..................................................        6,314         5,106         7,172
                                                                 --------      --------      --------
  Loss from operations......................................      (10,726)       (1,464)      (12,255)
Interest expense............................................      (25,043)      (22,044)      (19,122)
Interest income.............................................        1,690           753           921
                                                                 --------      --------      --------
  Loss from continuing operations before income taxes,
    discontinued operations and extraordinary item..........      (34,079)      (22,755)      (30,456)
Income taxes (credit).......................................        2,948        (2,291)         (631)
                                                                 --------      --------      --------
   Loss from continuing operations before discontinued
    operations and extraordinary item.......................      (37,027)      (20,464)      (29,825)
Discontinued operations:
  Income from discontinued operations, net of income
    taxes...................................................           --         2,078         2,158
  Gain on disposal of discontinued operations, net of income
    taxes...................................................           --        34,270           559
                                                                 --------      --------      --------
                                                                  (37,027)       15,884       (27,108)
Extraordinary loss, net of income taxes.....................         (327)         (530)           --
                                                                 --------      --------      --------
Net (loss) income...........................................      (37,354)       15,354       (27,108)
Preferred dividends.........................................       (7,036)       (6,101)       (4,965)
Accretion of redeemable preferred stock.....................         (689)         (605)         (448)
                                                                 --------      --------      --------
Net (loss) income applicable to common stockholders.........     $(45,079)     $  8,648      $(32,521)
                                                                 ========      ========      ========
Basic (loss) income per common share:
  Continuing operations.....................................  $(41,322.25)   $(25,087.71)  $(32,537.39)
  Income from discontinued operations.......................           --       1,918.74      1,992.61
  Gain on disposal of discontinued operations...............           --      31,643.58        516.16
  Extraordinary item........................................      (301.94)       (489.38)           --
                                                              -----------    -----------   -----------
  Net (loss) income applicable to common stockholders.......  $(41,624.19)   $  7,985.23   $(30,028.62)
                                                              ===========    ===========   ===========
Diluted (loss) income per common share:
  Continuing operations.....................................                 $(21,512.27)
  Income from discontinued operations.......................                    1,645.29
  Gain on disposal of discontinued operations...............                   27,133.81
  Extraordinary item........................................                     (419.64)
                                                                             -----------
  Net income applicable to common stockholders..............                 $  6,847.19
                                                                             ===========
Weighted average common stock outstanding...................        1,083          1,083         1,083
Weighted average common stock outstanding and dilutive
  equivalents outstanding...................................        1,276          1,263         1,243
                                                              ===========    ===========   ===========


        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                             (Dollars in Thousands)

                                                                         Common        Other
                                      Common    Paid-In    Accumulated    Stock     Comprehensive
                                      Stock     Capital      Deficit     Warrants      (Loss)        Total
                                     --------   --------   -----------   --------   -------------   --------
Balance, April 24, 1999...........    $   1     $19,527     $ (62,342)    $2,200       $  (347)     $ (40,961)
Net loss...........................                           (27,108)                                (27,108)
Preferred stock dividends.........                             (4,965)                                 (4,965)
Accretion of redeemable preferred
  stock...........................                               (448)                                   (448)
Change in foreign currency........                                                         (86)           (86)
                                     --------   -------     ---------     ------       -------      ---------
Balance, April 29, 2000...........        1      19,527       (94,863)     2,200          (433)       (73,568)
Net income........................                             15,354                                  15,354
Preferred stock dividends.........                             (6,101)                                 (6,101)
Accretion of redeemable preferred
  stock...........................                               (605)                                   (605)
Issuable shares of common stock and
  common stock warrants...........                  613                      613                        1,226
Change in foreign currency
  translation.....................                                                      (1,451)        (1,451)
Pension liability adjustment......                                                        (376)          (376)
                                     --------   -------     ---------     ------       -------      ---------
Balance, April 28, 2001...........        1      20,140       (86,215)     2,813        (2,260)       (65,521)
Net loss..........................                            (37,354)                                (37,354)
Preferred stock dividends.........                             (7,036)                                 (7,036)
Accretion of redeemable preferred
  stock...........................                               (689)                                   (689)
Change in foreign currency
  translation.....................                                                        (525)          (525)
Pension liability adjustment......                                                      (6,710)        (6,710)
                                     --------   -------     ----------    ------       -------      ---------
Balance, April 27, 2002...........   $    1     $20,140     $(131,294)    $2,813       $(9,495)     $(117,835)
                                     ========   =======     ==========    ======       =======      =========


        The accompanying notes are an integral part of these statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (Dollars in Thousands, Except Per Share Data)

                                                                          Years Ended
                                                               ---------------------------------
                                                               April 27,   April 28,   April 29,
                                                                 2002        2001        2000
                                                               ---------   ---------   ---------
Cash flows from operating activities:
  Net (loss) income.........................................   $(37,354)   $ 15,354    $(27,108)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Income from discontinued operations, net of income
      taxes.................................................         --      (2,078)     (2,158)
    Extraordinary item, net of income taxes.................        327         530          --
    Depreciation and amortization...........................     28,755      20,766      16,486
    Restructuring charge--inventory markdown................         --          --         855
    Write-off of purchased research and development.........         --          --       1,650
    Non-cash interest.......................................      1,396       1,255       1,095
    Deferred income taxes...................................      1,216       9,346        (897)
    Undistributed earnings of affiliate.....................     (1,256)        (85)       (269)
    Gain on sale of discontinued operations.................         --     (34,270)       (559)
    Gain on sale of assets and other........................       (364)       (250)       (154)
Change in assets and liabilities, net of effects of business acquisitions and divestitures:
      Accounts receivable...................................     (4,050)     (9,024)     (3,894)
      Proceeds from the sale of accounts receivable.........    (10,279)     (2,921)     13,200
      Refundable income taxes...............................      2,592       1,075        (596)
      Inventories...........................................      1,089     (11,175)       (718)
      Cost and earnings in excess of billings...............      1,689      (5,618)      4,706
      Prepaid expenses and other current assets.............      1,678       2,400      (3,847)
      Other assets..........................................        258      (7,835)       (719)
      Accounts payable, accrued interest and accrued
        liabilities.........................................    (10,149)    (11,378)     (4,084)
      Billings in excess of cost............................      1,216      (1,492)       (526)
      Advance payments by customers.........................      3,270      11,436       2,726
      Federal, foreign and state income taxes payable.......    (14,602)    (13,682)     (1,209)
                                                               --------    --------    --------
        Net cash used in continuing operations..............    (34,568)    (37,646)     (6,020)
        Net cash provided by discontinued operations........         --       4,964       5,871
                                                               --------    --------    --------
        Net cash used in operating activities...............    (34,568)    (32,682)       (149)
Cash flows from investing activities:
  Additions to property, plant and equipment, continuing
    operations..............................................    (14,605)     (9,365)    (11,531)
  Additions to property, plant and equipment, discontinued
    operations..............................................         --      (2,038)     (1,244)
  Acquisition of Ansaldo Sistemi Industriali, S.p.A., net of
    cash acquired...........................................         --       5,679     (24,202)
  Acquisition of Charles Evans & Associates, net of cash
    acquired................................................         --          --     (38,001)
  Acquisition of Vivirad High Voltage, net of cash
    acquired................................................         --      (2,281)         --
  Proceeds from sales of discontinued operations, net of
    expenses................................................         --      65,011       1,190
  Proceeds from sales of assets and other, net of
    expenses................................................      4,000       3,551       3,208
  Other.....................................................         --         (66)         --
                                                               --------    --------    --------
        Net cash (used in) provided by investing
          activities........................................    (10,605)     60,491     (70,580)
                                                               --------    --------    --------

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)

                                                                          Years Ended
                                                               ---------------------------------
                                                               April 27,   April 28,   April 29,
                                                                 2002        2001        2000
                                                               ---------   ---------   ---------
Cash flows from financing activities:
  Net borrowings from foreign credit line. .................   $  6,106    $  4,193    $  2,084
  Net decrease (increase) in restricted cash................     24,581     (25,411)     12,870
  Principal payments on long-term obligations...............     (3,876)     (4,404)     (3,773)
  Net borrowings under credit agreements....................      7,363      16,581       8,373
  Proceeds from the issuance of long-term obligations, net
    of issuance costs.......................................         24       8,941      24,679
  Minority interest.........................................         34          59          --
  Cash overdraft, continuing operations.....................       (548)     (2,360)      2,209
  Cash overdraft, discontinued operations...................         --          --          10
                                                               --------    --------    --------
      Net cash provided by (used in) financing activities...     33,684      (2,401)     46,452
                                                               --------    --------    --------
Effect of foreign exchange rate changes on cash.............       (310)     (3,783)     (1,043)
                                                               --------    --------    --------
      Net (decrease) increase in cash and cash
        equivalents.........................................    (11,799)     21,625     (25,320)
Cash and cash equivalents, beginning of year................     26,932       5,307      30,627
                                                               --------    --------    --------
Cash and cash equivalents, end of year......................   $ 15,133    $ 26,932    $  5,307
                                                               ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest................................................   $ 23,032    $ 22,496    $ 18,853
    Income taxes............................................     17,196       1,977       3,880
Supplemental Schedule of Non-cash Investing and Financing
  Activities:
  Preferred stock dividends-in-kind and issuable preferred
    stock dividends-in-kind.................................   $  7,036    $  6,101    $  4,965
  Leased asset additions....................................      5,586         198       1,367


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in Thousands, Except Per Share Data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Nature of Operations

    High Voltage Engineering Corporation (the "Company") owns and operates a diversified group of three industrial and technology based manufacturing business segments with multiple product lines that serve a broad spectrum of original equipment manufacturers and end-users. Business and customer concentration is lessened due to the diversified nature of its portfolio of businesses, with respect to products sold and end-markets served on a world-wide basis. Examples of end-markets served include process automation, metal and steel, water and wastewater treatment, petrochemicals, pulp and paper, marine and cable, oil and gas exploration and transportation, semiconductor fabrication, chemicals, construction, agriculture, materials handling, and for scientific and educational research.

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

Accounting Period

    The Company operates on a 52 or 53 week fiscal period. The terms "fiscal 2002", "fiscal 2001" and "fiscal 2000" refer to the Company's fiscal years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively. Fiscal 2002, fiscal 2001 and fiscal 2000 include the results of operations of the Company for 52 weeks, 52 weeks and 53 weeks, respectively.

Revenue Recognition

    Sales of goods that are not part of a long-term contract are generally recognized upon shipment of products, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Service revenue is recognized when the service is performed and accepted by the customer. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires significant installation to be performed by the Company that is not perfunctory and inconsequential, such revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product's revenue is recognized.

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

Allowance for Doubtful Accounts

    A summary of activity in the allowance for doubtful accounts is as follows:

                                                                         Years Ended
                                                              ---------------------------------
                                                              April 27,   April 28,   April 29,
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Balance at beginning of year................................  $  4,040    $  7,046    $  1,835
Provision...................................................      (132)       (732)        112
Charge-offs, net of recoveries..............................    (1,254)     (2,197)     (1,407)
Acquisitions, divestitures and effect of receivable
  securitization............................................     1,333         (77)      6,506
                                                              ---------   ---------   ---------
Balance at end of year......................................  $  3,987    $  4,040    $  7,046
                                                              =========   =========   =========

CASH EQUIVALENTS

    For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

    Cash overdrafts included in trade accounts payable were $3,703 and $4,251 at April 27, 2002 and April 28, 2001, respectively.

    At April 27, 2002 and April 28, 2001, cash in the amounts of $11,361 and $11,119 respectively, was in uninsured foreign bank accounts, including $4,891 and $4,432, respectively which was generally used for collateral for bank guarantee facilities in support of customer advances.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

    Inventories are primarily stated at the lower of cost (first-in, first-out method) or market. Certain inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method. The amount by which the replacement cost exceeds the LIFO value was not material at April 27, 2002.

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

Cost in Excess of Net Assets Acquired

    The cost in excess of net assets acquired (goodwill) was amortized on the straight-line basis over the expected period of benefit of three to forty years, through April 27, 2002. The Company continually evaluates the carrying value of goodwill. Any impairments are recognized when the expected undiscounted future operating cash flows derived from such goodwill is less than the carrying value.

Intangible Assets

    Costs incurred to obtain debt financing are amortized over the expected term of the related debt. Amortization of deferred financing costs is recorded as interest expense. The costs associated with consulting agreements are amortized over the period to which the agreements relate. Patents are amortized on the straight line basis over the remaining legal lives.

Long-Term Compensation Plans

    Costs associated with a Valuation Creation Plan ("VCP") which provides long-term compensation for key individuals are recorded, on a quarterly basis, based on the formula as defined in the VCP. Cost associated with a Phantom Stock Appreciation Rights Plan ("PSAR Plan") which provides long-term incentive compensation for key individuals of PHI and reviewed on a quarterly basis, based on an formula as defined in the PSAR Plan and are recorded on a quarterly basis.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Income (Loss)

    The after-tax components of accumulated other comprehensive income (loss) are as follows:

                                         Foreign       Pension         Other
                                         Currency      Liability   Comprehensive
                                        Translation   Adjustment       Loss
                                        -----------   ----------   -------------
Balance, April 24, 1999...............    $  (347)      $    --       $  (347)
Change in foreign currency
  translation.........................        (86)                        (86)
                                          -------       --------      --------
Balance, April 29, 2000...............       (433)           --          (433)
Change in foreign currency
  translation.........................     (1,451)           --        (1,451)
Pension liability adjustment..........         --          (376)         (376)
                                          -------       --------      --------
Balance, April 28, 2001...............     (1,884)         (376)       (2,260)
Change in foreign currency
  translation.........................       (525)           --          (525)
Pension liability adjustment..........         --        (6,710)       (6,710)
                                          --------      --------      --------
Balance, April 27, 2002...............    $(2,409)      $(7,086)      $(9,495)
                                          ========      ========      ========

    Foreign subsidiaries primarily use the local currency as their functional currency, except for those in highly inflationary economies. Assets and liabilities of these entities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. The resulting translation adjustments are accumulated in a separate component of stockholders' deficiency and are included in operations only upon the sale or liquidation of the underlying foreign investment. Revenue and expense transactions are translated at the weighted average exchange rates for the fiscal month in which the transaction occurred. Also included are the effects of exchange rate changes on intercompany balances of a long-term investment nature.

Derivatives

    The Company sometimes enters into forward exchange contracts or currency swaps to manage exposure related to certain foreign currency commitments. Forward exchange contracts or swaps may be designated as hedges depending upon their effectiveness as measured by their ability to be considered highly inversely correlated to the hedged item as required by generally accepted accounting principles. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in operating results. Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in current income.

    At April 27, 2002, the notional amounts of forward exchange contracts and currency swaps, primarily to sell or buy U.S. dollars, totaled $5,188. All of these contracts mature within the next twelve months. Deferred unrealized gains or losses from hedging firm commitments are immaterial.

    The Company's forward exchange contracts and currency swaps contain credit risk in that its banking counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

    The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Risks and Concentrations

    The Company operates in highly competitive and rapidly changing markets and some competitors have substantially greater sales and financial resources. Entry into the market by new competition or the development of new technologies could adversely affect operating results. Significant concentration of credit risk is with trade receivables, which is somewhat mitigated due to the Company's diversity of regions and customers. At April 27, 2002, one customer accounted for 6.5% of trade receivables.

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

    The Company has made significant acquisitions that are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company's existing businesses.

Liquidity

    The ability of the Company to satisfy its obligations under existing indebtedness and preferred stock will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings, to sell assets or to raise additional equity capital as necessary. The Company expects it will be able to refinance any principal payment obligations that are scheduled to mature prior to maturity of the 1998 Senior Notes.

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

Net Income (Loss) Per Share

    The Company computes basic EPS utilizing only weighted shares outstanding, while diluted EPS is computed considering the dilution of warrants and issuable shares of common stock. Dilutive EPS is not presented for fiscal 2002 and 2000 because losses from continuing operations exist for this period and results in an antidilutive effect.

Advertising

    Advertising costs are expensed as incurred. Advertising expense was $4,623, $3,304 and $4,034 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Research and Development

    Research and development costs are substantially charged to operations as incurred.

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

    The carrying amounts of borrowings under short-term revolving credit agreements, and variable rate long-term debt instruments approximate their fair value as the floating rates applicable to the financial instruments reflect changes in overall market interest rates. The fair value of other long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues. At April 27, 2002, the carrying amount and estimated fair value of long-term debt and foreign receivables facilities were $242,036 and $144,085, respectively.

    The carrying value of the redeemable put warrants approximates the fair value based on an estimate by management.

    The fair value of the Company's redeemable preferred stock at April 27, 2002, is estimated based on the quoted market prices for the same or similar issues. At April 27, 2002, the carrying amount and estimated fair value of redeemable preferred stock were $53,847 and $1,615, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    The estimate fair value of forward currency exchange contracts calculated using the exchange rate at April 27, 2002, as quoted by the respective brokers was approximately $4,646.

    Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

New Accounting Pronouncements

    Effective April 29, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. Adoption did not have a material impact on the Company's financial statements.

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

    Effective April 28, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Adoption is not expected to have a material impact on the Company's financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


    The Company completed the first step of the transitional goodwill impairment test during the three months ended July 27, 2002 based on the amount of goodwill as of the beginning of the fiscal year ending April 26, 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of July 27, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

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

Reclassifications

    Certain reclassifications have been made to the fiscal 2001 and fiscal 2000, respectively, consolidated financial statements in order to conform with the current year's presentation.

NOTE B--DIVESTITURES AND OTHER TRANSACTIONS

    On March 7, 2001, the Company completed the sale of substantially all the net assets of its Anderson Power division and all the capital stock of Anderson Power Products Ireland B.V. (together "Anderson") to Ideal Industries, Inc. for $78,722 in cash. The Company recorded a gain on the disposal in fiscal 2001 of $34,270, net of income taxes and transaction related expenses. Revenues attributable to Anderson discontinued operations were approximately $21,862 for the first nine months of fiscal 2001. As a result of this sale, the Company's consolidated results of operations have been restated to reclassify the results of operations of Anderson to discontinued operations. The Asset Sale Proceeds, as defined, received by the Company in connection with the disposition of Anderson was subject to a covenant of the Senior Notes Indenture, which requires the Company to apply the net cash received to (i), repay debt ranking PARI PASSU to the Senior Notes within 180 days, (ii) contractually commit to acquisitions, capital expenditures or investments relating to the Company's presently conducted business within 180 days and paid within 360 days or (iii) offer to repurchase the Senior Notes pursuant to an Excess Proceeds Offer, as defined. The Company has invested a portion of the Asset Sale Proceeds through the purchase of certain receivables from High Voltage Funding Corporation ("HV-FC") a limited purpose subsidiary of the Company, in connection with the termination of the Refinanced Receivables Purchase Facility and invested in certain capital expenditures. The Asset Sale Proceeds included in restricted cash was $25,040 at April 28, 2001.

    From time to time, the Company achieves liquidity through receivables purchase arrangements with HV-FC a limited purpose subsidiary of the Company. Under these arrangements, the domestic subsidiaries of the Company sell a defined pool of trade accounts receivables, and the related rights inherited from the Company and its domestic subsidiaries to HV-FC. HV-FC then sells participating interest in such assets to one or more third parties which, in turn, purchases and receives ownership and security interests in those assets. Under the Company's Senior Notes Indenture, the Company is limited to making investments in HV-FC of up to $25.0 million. While the Company is not currently utilizing these receivables purchase arrangements, the Company has retained the right to reinitiate these arrangements with HV-FC or another limited purpose subsidiary at any time.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE C--INVENTORIES

    Inventories consisted of the following as of:

                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Raw materials.............................................    $30,642     $32,267
Work in process...........................................     22,982      24,776
Finished goods............................................      6,918       4,588
                                                              -------     -------
Total.....................................................    $60,542     $61,631
                                                              =======     =======


NOTE D--COSTS AND EARNINGS EXCESS OF BILLINGS--BILLINGS IN EXCESS OF COSTS

    Contract costs and related billings consisted of the following as of:

                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Cost incurred and income recognized on uncompleted
  contracts...............................................    $41,074     $38,202
Related billings..........................................     29,731      25,170
                                                              --------    -------
Total costs in excess of billings.........................    $11,343     $13,032
                                                              ========    =======

Billings on uncompleted contracts.........................    $56,767     $52,250
Related costs incurred and income recognized..............     51,255      47,954
                                                              --------    -------
Total billings in excess of costs.........................    $ 5,512     $ 4,296
                                                              ========    =======

    Accounts receivable include retainages of approximately $3,264 and $4,680 as of April 27, 2002 and April 28, 2001, respectively. Bill and hold receivables were immaterial as of April 27, 2002 and April 28, 2001, respectively. Unbilled receivables were immaterial as a result of the Company's receivable securitization program as of April 28, 2001 (note B).


NOTE E--PREPAIDS AND OTHER CURRENT ASSETS

    Prepaid and other current assets consisted of the following as of:

                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Value added tax receivable................................    $  387      $2,516
Prepayments and deposits..................................     3,349       3,100
Prepaid insurance.........................................       682         311
Employee advances and other receivables...................     1,108       1,130
Other.....................................................     1,490       1,637
                                                              ------     -------
  Total...................................................    $7,016      $8,694
                                                              ======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)



NOTE F--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following as of:

                                                              APRIL 27,   APRIL 28
                                                                2002        2001
                                                              ---------   ---------
Land and buildings..........................................  $ 46,275     $ 43,854
Machinery and equipment.....................................    89,302       77,975
Construction in progress....................................     3,176        2,819
                                                              --------     --------
  Total.....................................................   138,753      124,648
Less accumulated depreciation and amortization..............   (53,264)     (41,668)
                                                              --------     --------
  Total.....................................................  $ 85,489     $ 82,980
                                                              ========     ========

    Property under capital leases is included in these amounts (note P).


NOTE G--COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER NON-CURRENT ASSETS

Investment in Joint Venture

    A subsidiary of the Company owns a 50% interest in a joint venture which is being accounted for under the equity method. The Company recorded income of $1,717 and $472 in fiscal 2002 and fiscal 2001, respectively, and a loss of $239 in fiscal 2000, related to this investment.

Assets Held For Sale

    At April 27, 2002, assets held for sale consisted of a former manufacturing facility. This property was sold by the Company on June 14, 2002 (note T).

Other Assets

    Other assets and costs in excess of net assets acquired consisted of the following as of:

                                                                                             April 28,
                                                                  April 27, 2002               2001
                                                        ----------------------------------   ---------
                                                                                    Net         Net
                                                         Gross     Accumulated    Carrying   Carrying
                                                         Amount    Amortization    Amount     Amount
                                                        --------   ------------   --------   ---------
Cost in excess of net assets acquired (note B).......    $42,828   $    (22,804)  $  20,024   $33,032
                                                         =======   ============   =========   =======
Deferred financing costs (note H)....................    $ 9,580   $     (6,163)  $   3,417   $ 5,194
Prepaid pension cost (note L)........................         --             --          --     3,248
Prepaid taxes on severance indemnities...............      7,961             --       7,961     7,271
Investment in HV-FC (note B).........................         --             --          --    39,935
Investment in affiliates.............................      3,393             --       3,393     3,286
Non-compete and other intangible assets..............      7,159         (3,930)      3,229     4,077
Patents..............................................      7,342         (2,837)      4,505     4,817
Cash collateral for outstanding letters of credit....      2,402             --       2,402        --
Other................................................      6,123         (5,118)      1,005     1,619
                                                         -------   ------------   ---------   -------
  Total..............................................    $43,960   $    (18,048)  $  25,912   $69,447
                                                         =======   ============   =========   =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)



NOTE G--COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER NON-CURRENT ASSETS (Continued)

    Amortization expense was $15,933, $7,849 and $4,316 for fiscal 2002, 2001 and 2000, respectively. During the fourth quarter of fiscal 2002, the Company determined that the continued worldwide economic slowdown in semiconductor markets has lessened the demand for certain of it products. This caused the Company to determine that the goodwill in the amount of $8,108 associated with the Advanced Surface Analysis segment no longer held future value to the Company and consequently was charged to amortization expense which is included in administrative and selling expenses. In addition, the Company determined that goodwill in the amount of $618 in the Industrial Power Control segment no longer held future value to the Company based on new product strategies arising from the ASI acquisition integration. The Company recognized the adjustment to goodwill based upon its estimate of expected undiscounted future operating cash flows from product revenue which has not materialized as contemplated at the date of acquisition. In fiscal 2000, the Company recorded $1,236 for the writedown of long lived assets and assets held for sale to net realizable value.

    Letters of credit as of April 27, 2002 and April 28, 2001 were $3,776 and $2,131 respectively which include $1,520, respectively relating to environmental matters (see note Q).

NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES

    Long-term obligations consisted of the following as of:

                                                              APRIL 27,   APRIL 28,
                                                                2002        2001
                                                              ---------   ---------
1998 Senior Notes...........................................  $155,000    $155,000
1998 Senior Notes Premium...................................        37          51
New Revolving Credit Facility...............................    25,000      20,130
Term loan...................................................    18,551      18,435
Foreign loans and bank facilities...........................    13,994      12,574
Capital lease obligations (note P)..........................    11,237       7,046
Mortgage notes payable......................................     5,932       6,446
Notes payable...............................................        --         711
                                                              --------    --------
  Total.....................................................   229,751     220,393
  Less current maturities...................................   (14,573)     (8,805)
                                                              --------    --------
  Long-term obligations, net of current maturities..........  $215,178    $211,588
                                                              ========    ========

1998 SENIOR NOTES

    On December 22, 1999, the Company received the consent of the holders of the outstanding $155,000, 10 1/2% Senior Notes due 2004, for the waiver of, and amendment to, certain provisions of the Indenture governing the Notes as more fully described in the Consent Solicitation.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES (Continued)


    The 1998 Senior Notes are general unsecured obligations of the Company and rank Senior to any subordinated indebtedness and subordinated to all existing and future secured indebtedness, including the New Revolving Credit Facility. Interest is payable semiannually on February 15 and August 15. The Notes may be redeemed in whole or in part at any time on or after August 15, 2001 at redemption prices expressed as a percentage of the face value of the Senior Notes plus accrued and unpaid interest.

YEAR                                                          PERCENTAGE
----                                                          -----------
2001........................................................    105.250%
2002........................................................    102.625%
2003........................................................    100.000%

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

New Revolving Credit Facility

    On November 30, 2000, the Company simultaneously entered into the Financing Agreement and Receivables Purchase Agreement ("Refinanced Receivables Purchase Agreement") for the purpose of refinancing the existing Revolving Credit Facility and Receivable Purchase Facility. In connection with the above the Company recorded an extraordinary loss of $530, net of taxes, to write off deferred financing costs and prepayment penalties.

    On June 19, 2001, the Company signed an amendment to the Financing Agreement ("Amended and Restated Financing Agreement"). The Amended and Restated Financing Agreement amends certain financial ratios and restates the Refinanced Revolving Credit Facility, Term Loan A, and Term Loan B to a combined $25,000 revolving credit facility ("New Revolving Credit Facility") with a sub-facility of $5,000 for the issuance of letters of credit. Availability under the facility is limited to the sum of (i) 85% of eligible receivables, (ii) 50% of eligible joint venture receivables, (iii) 125% of the appraised orderly liquidation value of the eligible inventory less certain reserves as is considered reasonable and customary by the lenders and
(iv) $5,000. Interest under the facility is computed and payable monthly at the greater of the lender's reference rate (4.75% at April 27, 2002) or 7.0% plus 2.5%. The interest rate on this facility was 9.5% at April 27, 2002. At April 27, 2002, $25,000 was outstanding under the New Revolving Credit Facility. The Company is required to pay monthly in arrears an unused facility fee of 0.5% of the available funds of the New Revolving Credit Facility. The facility provides for liens on substantially all domestic property and assets of the Company.

Term Loan

    On January 18, 2000, in connection with the acquisition of ASI, the Company entered in to the Term Loan with a syndicate of Italian Banks. The amount outstanding at April 27, 2002 was $18,551. Interest under the Term Loan is computed and payable quarterly or semiannually, at the Euribor rate plus 1.75% (5.13% at April 27, 2002). The loan is collateralized by certain real property located in Italy and by pledged shares of ASI. The Term Loan is payable in five installments beginning in fiscal 2003. The Term Loan contains certain restrictions, including the prohibition of ASI from paying fees and dividends to the Company and the requirement that ASI meet certain financial ratios.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES (Continued)


Foreign Receivables Facilities

    Certain foreign subsidiaries are parties to facilities in which receivables are sold with recourse. Amounts outstanding at April 27, 2002 and April 28, 2001, under the foreign receivables facilities were $12,285 and $6,075, respectively. The borrowing bears interest from 0.25% to 10% per annum, and matures at the earlier of the collection of the receivables securing the credit line or 180 days.

Mortgage Notes Payable

    The mortgage notes generally are due June 2004, September 2009, July 2011 and January 2016, and bear interest between 2% and 9.75% (weighted average interest rate of 7.5% at April 27, 2002). The notes are collateralized by land and buildings with a net book value of approximately $10,863 as of April 27, 2002. Certain of these mortgages were issued through the Pennsylvania Economic Development Financing Authority ("PEDFA") and the Pennsylvania Industrial Development Authority in conjunction with the construction of a facility for a subsidiary of the Company in 1995. The subsidiary may prepay the mortgage before maturity, subject to a prepayment premium ranging from 101% to 105% of the principal amount thereof.

    As of April 27, 2002, the Company was not in compliance of certain financial covenants contained in the Loan Agreement with PEDFA governing a $2,267 mortgage with a subsidiary of the Company. The Company has received a waiver with respect to such non-compliance. The waiver does not extend to any future periods, however, the Company believes it will be able to obtain additional waivers and intends to negotiate an amendment.


RESTRICTIVE COVENANTS

    The New Revolving Credit Facility, the Notes, Term Loan and Mortgage Notes Payable contain restrictive provisions relating to the maintenance of certain financial ratios, as defined in the respective agreements, restrictions on the payment of common stock dividends, leases, capital expenditures, borrowings, the acquisition or disposition of material subsidiaries and other matters.

ANNUAL MATURITIES

    Aggregate maturities of long-term obligations are as follows:

FISCAL
------
2003........................................................  $ 14,573
2004........................................................    35,842
2005........................................................   165,775
2006........................................................     2,790
2007........................................................     2,771
Thereafter..................................................     8,000
                                                              --------
                                                              $229,751
                                                              ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE H--LONG-TERM OBLIGATIONS, REDEEMABLE PUT WARRANTS AND FOREIGN RECEIVABLES FACILITIES (Continued)


Redeemable Put Warrants

    As of April 27, 2002, the Company has issued and issuable 79.6688 warrants to purchase shares of common stock at $.01 per share, subject to a dilution adjustment, under certain circumstances, as defined. For financial reporting purposes, the Company has assigned an estimated fair value of $2,900 to the warrants. The warrants expire on May 9, 2004. As of May 1, 2000, the holders of the warrants may present, subject to conditions specified in the warrant, the warrants for payment to the Company for amounts which are the greater of the then appraised value or by a formula as described in the warrant. The Company does not believe these matters will have a material change to its financial statements.

Foreign Loans and Bank Facilities

    At April 27, 2002, the Company had outstanding $6,846, under certain foreign bank facilities. These facilities are short-term revolving overdraft accounts. These facilities bear interest at rates between 7.25% and 8.70%, and are generally payable monthly.

    At April 27, 2002, the Company had outstanding $6,706, under certain foreign bank and government loans. These loans generally mature between 2007 and 2014. Interest under these loans are computed and payable at rates between 2.82% and 9.00%, and are generally payable quarterly.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE I--ACCRUED LIABILITIES AND OTHER LIABILITIES

    Accrued liabilities consisted of the following:

                                                               April 27,   April 28,
                                                                 2002        2001
                                                               ---------   ---------
Employee compensation and related expenses, including
  current portion of long term compensation (note L)........   $19,118     $19,924
Product warranty costs......................................     5,251       4,511
Deferred maintenance revenue................................     3,696       4,218
Commissions.................................................     2,261       2,625
Restructuring costs.........................................       757         201
Sales, use tax and property tax.............................     1,490       1,128
Customer product installation and training..................     1,125       1,239
Legal and audit.............................................       443         513
Current portion of environmental cleanup....................       942         989
Accrued liabilities on divestitures.........................        --         623
Other.......................................................     5,182       7,558
                                                               -------     -------
  Total.....................................................   $40,265     $43,529
                                                               =======     =======

    Other liabilities consisted of the following:

                                                              April 27,   April 28,
                                                                2002        2001
                                                              ---------   ---------
Environmental cleanup and related litigation costs (note
  Q)........................................................   $ 3,065     $ 4,147
Long term severance and long term incentive compensation
  (note L)..................................................    22,286      24,526
Other.......................................................       836         565
                                                               -------     -------
  Total.....................................................    26,187      29,238
  Less current portion of environmental cleanup included
    in accrued liabilities..................................      (942)       (989)
                                                               -------     -------
                                                               $25,245     $28,249
                                                               =======     =======

    In fiscal 2002, the Company recorded a restructuring charge of $859 in the Advanced Surface Analysis segment. Of the amount recorded, $127 related to certain headcount reductions and $732 related to the closure of a manufacturing facility in Billerica, Massachusetts. All amounts are expected to be paid out by April 26, 2003.

    In fiscal 2001, the Company recorded a restructuring charge in the Industrial Power Control segment of $143 which was relating to the reduction of some engineering and administrative headcount. In connection with these charges, the Company paid $63 and $80, respectively, in fiscal 2002 and 2001.

    In fiscal 2000, the Company recorded a restructuring charge in the Industrial Power Control segment of $3,986. Restructuring charges related to the acquisition of ASI were $806 for headcount reductions and $2,360 for the closing of a facility. Robicon recorded a charge of $820 for severance relating to the reduction of engineering and administrative headcount. The Company also recorded $975 in the Advanced Surface Analysis segment at PHI for severance related to certain headcount reductions. In connection with these charges, the Company paid $3,858 and $849, respectively, in fiscal 2001 and 2000.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE J--REDEEMABLE PREFERRED STOCK

    Redeemable Preferred Stock consisted of the following:

                                                                      Shares Issued and Issuable
                                                             ---------------------------------------------
                                                               Par        Shares     April 27,   April 28,
                                                              Value     Authorized     2002        2001
                                                             --------   ----------   ---------   ---------
Series A Exchange Redeemable Preferred Stock..............   $     1      110,000    $ 55,934    $ 48,892
                                                             ========   ==========   =========   =========

    Changes in Redeemable Preferred Stock (issued and issuable) were as follows:

                                                                Series A
                                                               ---------
Balance at April 29, 2000...................................    $40,642
Preferred stock dividends...................................      6,101
Accretion of redeemable preferred stock.....................        605
Incremental discount (note K)...............................     (1,226)
                                                                -------
Balance at April 28, 2001...................................     46,122
Preferred stock dividends...................................      7,036
Accretion of redeemable preferred stock.....................        689
                                                                -------
Balance at April 27, 2002...................................    $53,847
                                                                =======

DIVIDENDS AND REDEMPTIONS

    Dividends on Series A Exchange Redeemable Preferred Stock are cumulative and accrue at a rate of 12 1/2% per annum on the liquidation preference of $1 per share and are paid semiannually on February 15 and August 15. Dividends are payable in cash or additional shares at the Company's option, on any dividend payment date, occurring on or prior to August 15, 2002, except to the extent restricted by other agreements of the Company. If any dividend payable on any dividend payment date subsequent to August 15, 2000 is not paid in full in cash, the per annum dividend rate will be increased by 0.50% from such dividend payment date, and following two such non-cash payments, the per annum dividend rate will be increased by 1.00% for each additional semiannual period in which such non-cash payment occurs, up to a maximum of 2.0%. After the date on which such dividend default is cured, the dividend rate will revert to the original rate. After August 15, 2002, dividends must be paid in cash. The dividend rate at April 27, 2002 was 14.5%. Holders of Series A Exchange Redeemable Preferred Stock have preference as to payments of dividends over holders of common stock.

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

NOTE K--COMMON STOCK AND COMMON STOCK WARRANTS

    At April 27, 2002 and April 28, 2001, the Company had 4,000 shares of $.01 Par value common stock authorized, and 1,083 shares issued and outstanding. The declaration or payment of dividends is restricted as discussed in note H and J.

    On August 8, 1997, the Company issued common stock warrants. Each Common Stock Warrant entitles the holder thereof to purchase .0025 shares of the Company's common stock at an exercise price of $.01 per .0025 shares subject, under certain circumstances, to adjustment or exchange for warrants to purchase shares of common stock of certain of the Company's subsidiaries. The Common Stock Warrants are exercisable through August 15, 2005 and represent 7.7% of the Company's common stock on a fully diluted basis.

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


NOTE L--BENEFIT PLANS

Defined Benefit Plans

    The Company and certain subsidiaries have a frozen defined benefit pension plan (a U.S. Pension Plan). Pension costs are determined in accordance with SFAS No. 87, Employers' Accounting for Pensions. Service cost is determined using the projected unit credit actuarial cost method. It is the Company's policy to make annual contributions to the plan in amounts at least equal to the amounts required by law. The plan did not require contributions from the Company for the years ended April 27, 2002 and April 28, 2001, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE L--BENEFIT PLANS (Continued)

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                  Years Ended
                                                             ---------------------
                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year.............................................    $18,301     $18,939
Service cost..............................................        131          --
Interest cost.............................................      1,342       1,378
Actuarial (gain) loss.....................................        910        (204)
Benefits paid.............................................     (1,809)     (1,812)
                                                              --------    --------
                                                              $18,875     $18,301
                                                              ========    ========

    The change in the plan assets is summarized as follows:

                                                                  Years Ended
                                                             ---------------------
                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Fair value of plan assets at the beginning of the year....    $18,334     $20,907
Actual return on plan assets..............................        606        (761)
Benefits paid.............................................     (1,809)     (1,812)
                                                             ---------   ---------
                                                              $17,131     $18,334
                                                             =========   =========

Funded status.............................................   $ (1,744)    $    33
Unrecognized net actuarial loss...........................      4,996       3,215
Additional liability included in other comprehensive
   income (note A)........................................     (4,996)         --
                                                             ---------   ---------
Net prepaid (accrued) benefit cost........................   $ (1,744)    $ 3,248
                                                             =========   =========

    Weighted-average assumptions:

Discount rate.............................................     7.25%      7.75%
Expected rate of return...................................     9.00%      9.00%

    The components of net periodic benefit are summarized as follows:

                                                                Years Ended
                                                     ---------------------------------
                                                     April 27,   April 28,   April 29,
                                                       2002        2001        2000
                                                     ---------   ---------   ---------
Interest cost.....................................     $1,342      $1,378      $1,410
Service cost......................................        131          --          --
Expected return on plan assets....................     (1,561)     (1,793)     (1,680)
Net amortization and deferral.....................         83          --          43
                                                       -------     -------     -------
Net periodic benefit..............................     $   (5)     $ (415)     $ (227)
                                                       =======     =======    ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE L--BENEFIT PLANS (Continued)

    No compensation increases have been assumed due to the plan being frozen. The plan assets as of April 27, 2002 and April 28, 2001, consisted primarily of equity securities, guaranteed interest contracts, fixed income securities and cash equivalents.

    A foreign subsidiary of the Company sponsors a defined benefit pension plan which is covered by a group insurance policy. The plan covers 20 employees. The benefits are based upon the number of years of service and the employees' past compensation.

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                  Years Ended
                                                             ---------------------
                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year.............................................   $    914    $    876
Net periodic benefit cost.................................        144         141
Actuarial gain............................................          7          --
Currency translation adjustment...........................       (104)       (103)
                                                             ---------   ---------
                                                             $    961    $    914
                                                             =========   =========

    The change in the plan assets is summarized as follows:

Fair value of plan assets at the beginning of the year....   $    571    $    489
Premiums paid.............................................        123         106
Interest income...........................................         12          11
Currency translation adjustment...........................         51         (35)
                                                             ---------   ---------
                                                                  757         571
                                                             ---------   ---------
Pension liability.........................................   $    204    $    343
                                                             =========   =========

    Weighted-average assumptions:

Discount rate.............................................      7.0%       7.0%
Annual compensation increase..............................      4.0%       4.0%
Social security contribution ceiling......................     $ 48       $ 48
Annual pension increase...................................      3.0%       3.0%

    The components of net periodic benefit cost are summarized as follows:

                                                              Years Ended
                                                    ---------------------------------
                                                    April 27,   April 28,   April 29,
                                                      2002        2001        2000
                                                    ---------   ---------   ---------
Service cost.....................................   $     69    $     68    $     76
Interest cost....................................         67          65          66
Amortization of transition asset.................          8           8           9
                                                    ---------   ---------   ---------
Net periodic benefit cost........................   $    144    $    141    $    151
                                                    =========   =========   =========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE L--BENEFIT PLANS (Continued)

    A subsidiary of the Company sponsors a defined benefit pension plan (a non-U.S. Pension Plan). The plan is non-contributory. The accrual rate for this plan is 1/60th of the Final Pensionable Salary (as defined) for each year of Pensionable Service.

    The policy is for the Company to contribute actuarially determined amounts into a trust fund at a rate that is intended to remain at a pre-determined percentage of total Pensionable payroll.

    The change in the vested and accumulated benefit obligation is summarized as follows:

                                                                  Years Ended
                                                             ---------------------
                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Vested and accumulated benefit obligation at the beginning
  of the year.............................................   $  5,087    $  4,147
Service cost..............................................        299         232
Interest cost.............................................        291         249
Actuarial (gains) losses..................................       (243)        750
Benefits paid.............................................         --         (62)
Currency translation adjustment...........................         70        (229)
                                                             ---------   ---------
                                                             $  5,504    $  5,087
                                                             ---------   ---------

    The change in the plan assets is summarized as follows:


                                                                 Years Ended
                                                             ---------------------
                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Fair value of plan assets at the beginning of the year....    $ 4,769    $  5,126
Actual return on plan assets..............................       (631)        (43)
Employer contributions....................................        321         242
Benefits paid.............................................         --         (62)
Currency translation adjustment...........................         56        (494)
                                                              --------   ---------
                                                              $ 4,515    $  4,769
                                                              ========   =========

Funded status.............................................    $  (989)   $   (318)
Unrecognized net actuarial loss...........................      3,272       1,792
Unrecognized transition asset.............................       (877)       (952)
Currency translation adjustment...........................       (305)       (464)
Additional liability included in other comprehensive
   income (note A)........................................     (2,090)       (376)
                                                              --------   ---------
Net prepaid (accrued) benefit cost........................    $  (989)   $   (318)
                                                              ========   =========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE L--BENEFIT PLANS (CONTINUED)

    The components of net periodic benefit cost are summarized as follows:

                                                                 Years Ended
                                                             ---------------------
                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Service cost..............................................    $   299     $   232
Interest cost.............................................        291         249
Actual return on plan assets..............................        632        (396)
Net amortization and deferral.............................       (946)         --
                                                              ---------   ---------
Net periodic benefit cost.................................    $   276     $    85
                                                              =========   =========
  Weighted-average assumptions:
Discount rate.............................................      5.50%       6.25%
Annual compensation increase..............................      5.00%       5.00%
Expected rate of return...................................      7.50%       8.00%

Multi-Employer Plan

    Certain foreign employees participate in a multi-employer pension plan. Foreign pension expense totaled $220, $192 and $191 in fiscal 2002, 2001 and 2000, respectively.

Employee Benefit Obligations

    A subsidiary of the Company has a post-employment benefit plan (an "Italian Plan"). In accordance with Italian Law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities upon termination of their employment. The amount payable is based on the salary paid and increases in cost of living. The severance indemnities accrue at a rate of approximately 7.4% of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in the plan benefits after their first year of service. Employee benefit obligations were $16,711 and $19,605 at April 27, 2002 and April 28, 2001, respectively (note I). Payments by the Company were $4,650 and $3,186 in fiscal 2002 and 2001, respectively.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per share Data)


NOTE L--BENEFIT PLANS (Continued)

Defined Contribution Plans

    The Company maintains the High Voltage Engineering Corporation 401(k) Retirement Plan, a Section 401(k) savings plan covering substantially all U.S. Employees. The Company matches fixed employee contributions up to $1,800 and currently contributes an annual profit-sharing amount equal to 2.5% of the employee's annual salary and bonus. Contributions to the Plans were $2,654, $2,456 and $1,954 in fiscal 2002, 2001 and 2000, respectively.

Long-Term Compensation Plans

    PHI maintains a Phantom Stock Appreciation Rights Plan which has two variations, an Appreciation Rights Plan, under the terms of which Phantom Stock Appreciation Rights ("PSARs") are offered at the fair market value ("FMV"), as defined, of PHI and specified subsidiaries including, CE&A and a Discounted Appreciation Rights Plan, under the terms of which PSARs are offered at a discounted FMV. The authorized amount of PSARs which can be issued under these Plans equals 12% of the valuation of PHI. The Plans are designed to provide incentives for employees of PHI and CE&A, by tracking increases in the FMV, of the combined PHI and CE&A subsidiaries. The exercise rights under the Plans are subject to vesting schedules ranging from 4 to 5 years from date of award. The Plans have a ten year termination date. Participants in the Plans are key employees, including officers. Discounted PSARs were issued to certain employees of CE&A who at the time of the acquisition of CE&A by PHI in July 1999 had an "in the money" value of their unvested CE&A options. The discount amount equaled 75% of the then combined FMV. Additionally, PHI created a Deferred Value Plan, which is a deferred compensation plan and does not include the issuance of PSARs. The Plan was created for the benefit of certain CE&A employees.

    ASIRobicon also maintains a PSAR plan. The authorized amount of PSARs which can be issued under this plan equals 10% of the authorized capital of ASIRobicon. This plan is designed to provide an incentive for certain key employees by tracking increases in the FMV of ASIRobicon. The exercise rights under the plan are subject to a vesting schedule of 5 years from date of award. The plan has a ten year termination date.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE L--BENEFIT PLANS (Continued)

Awards earn interest at the prime rate at July 1st of each year, plus 1%. Exercise rights are subject to a four or five year vesting schedule from date of award. At the time employees exercise their vested rights under any of these three plans, they must execute a Protection Agreement which, among other items, stipulates that for a period of 18 months after termination of a Participant's employment by PHI, or any of its subsidiaries (the "PHI Group") the employee cannot participate in any business which is then in competition with the PHI Group. Appreciation Rights PSARs are awarded at their FMV to certain employees as they are hired or promoted. All three Plans are non-qualified and non-funded. As of April 27, 2002 and April 28, 2001, the Company has recorded an accrued liability of $2,046 and $2,046 under these Plans. The Company recorded a charge of $368 in fiscal 2001, with respect to these Plans.

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

    The Company maintains a Valuation Creation Plan which provides long-term compensation for key individuals. Upon joining the VCP, benefits vest at twenty percent a year and participants can "cash out", as defined, up to fifty percent of their vested value anytime with the remainder paid at retirement or termination. All payments under the VCP are subject to the availability of general funds of the Company. The VCP is a nonqualified and non-funded plan. The Company has accrued $273 and $827 as of fiscal 2002 and 2001, respectively. administrative and selling expenses include $(232) and $177 for fiscal 2002 and 2001, respectively related to VCP. In the event of the sale of certain other changes in ownership of a subsidiary or division, impacted key individuals would become 100% vested. Benefits, if any, would be calculated up to that date based upon fair values as established by the transaction. Such benefits would be charged to operations immediately and may be greater than that which would have been calculated under the original terms of the VCP.


NOTE M--INCOME TAXES

    The foreign and domestic components of (loss) income from continuing operations before income taxes, discontinued operation and extraordinary item were as follows:

                                                                      Years Ended
                                                            ---------------------------------
                                                            April 27,   April 28,   April 29,
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
Domestic.................................................   $(33,952)   $(24,863)   $(25,145)
Foreign..................................................       (127)      2,108      (5,311)
                                                            --------    --------    --------
Total....................................................   $(34,079)   $(22,755)   $(30,456)
                                                            ========    ========    ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE M--INCOME TAXES (CONTINUED)

    The components of income taxes expense (credit) are:

                                                                      Years Ended
                                                            ---------------------------------
                                                            April 27,   April 28,   April 29,
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
Continuing operations:
  Current:
    Federal..............................................   $    176    $(10,645)    $(1,289)
    State................................................        127        (992)       (109)
    Foreign..............................................         --          --       1,664
                                                            --------    --------     -------
                                                                 303     (11,637)        266
                                                            --------    --------     -------
Deferred (net of impact of valuation allowance):
    Federal..............................................       (115)      3,925        (897)
    State................................................         76          --          --
    Foreign..............................................      2,684       5,421          --
                                                            --------    --------     -------
                                                               2,645       9,346        (897)
                                                            --------    --------     -------
Total continuing operations..............................      2,948      (2,291)       (631)
                                                            --------    --------     -------
Discontinued operations:
  Current:
    Federal..............................................         --      19,378       1,662
    State................................................         --       4,424         181
    Foreign..............................................         --          76          48
                                                            --------    --------     -------
Total discontinued operations............................         --      23,878       1,891
                                                            --------    --------     -------
Income from discontinued operations......................         --       1,031       1,518
Gain on disposal of discontinued operations..............         --      22,847         373
                                                            --------    --------     -------
                                                                  --      23,878       1,891
                                                            --------    --------     -------
Extraordinary item:
  Current:
    Federal..............................................       (176)       (301)         --
    State................................................        (42)        (28)         --
                                                            --------    --------     -------
  Total extraordinary item...............................       (218)       (329)         --
                                                            --------    --------     -------
  Total discontinued operations and extraordinary item...       (218)     23,549       1,891
                                                            --------    --------     -------
Income taxes.............................................   $  2,730    $ 21,258     $ 1,260
                                                            ========    ========     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE M--INCOME TAXES (Continued)

    Total income taxes (benefit) from continuing operations differed from "expected" income tax expense, computed by applying the U.S. Federal statutory tax rate of 35 percent to income before income tax, as follows:

                                                                         Years Ended
                                                               ---------------------------------
                                                               April 27,   April 28,   April 29,
                                                                 2002        2001        2000
                                                               ---------   ---------   ---------
Federal statutory rate applied to income before income,
  discontinued operations and extraordinary item............   $(11,928)   $ (7,804)   $(10,975)
State and local taxes, net of Federal tax benefit...........        132        (645)         47
Effect of foreign operations................................      2,728       4,355       3,487
Nondeductible costs in excess of net assets acquired........      3,580         845         693
Change in valuation reserve.................................      3,676       6,919      12,199
Tax loss benefit............................................         --      (3,419)     (5,215)
Fixed asset valuation increase--foreign.....................         --      (3,283)         --
Reserve for carryback refund request........................      5,168          --          --
Other items.................................................       (408)        741        (867)
                                                               ---------   ---------   ---------
Income tax expense (benefit)--continuing operations.........   $  2,948    $ (2,291)   $   (631)
                                                               =========   =========   =========

    A deferred income tax (expense) benefit results from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The temporary differences which gave rise to the following deferred income tax assets and liabilities are:

                                                               April 27,   April 28,
                                                                 2002        2001
                                                               ---------   ---------
Deferred income tax assets:
  Accounts receivable.......................................   $    621    $  1,390
  Inventory.................................................      2,068       1,705
  Accrued liabilities.......................................      7,474       9,852
  Net operating losses......................................     14,483      11,096
  Fixed asset valuation increase--foreign...................      2,243       3,283
  Tax credits...............................................      1,336          --
  Assets held for sale......................................        275         254
  Other.....................................................        857       1,282
                                                               --------    --------
    Total gross deferred income tax assets..................     29,357      28,862
  Valuation allowance.......................................    (29,357)    (25,681)
                                                               --------    --------
    Total net deferred income tax assets....................         --       3,181
Deferred income tax liabilities:
  Depreciation..............................................     (5,850)     (7,151)
  Cost in excess of net assets acquired.....................     (1,608)     (2,022)
  Reserve for IRS examination...............................       (411)       (411)
  Foreign items.............................................       (484)       (231)
  Foreign asset revaluation.................................     (9,103)     (9,526)
  Other.....................................................       (615)       (695)
                                                               --------    --------
    Total gross deferred income tax liabilities.............    (18,071)    (20,036)
                                                               --------    --------
    Net deferred income tax liability.......................   $(18,071)   $(16,855)
                                                               ========    ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE M--INCOME TAXES (Continued)

    These deferred income tax assets and liabilities are presented as follows in the consolidated balance sheets:

                                                             April 27,   April 28,
                                                               2002        2001
                                                             ---------   ---------
Current deferred tax liability............................   $ 4,018     $ 3,336
Noncurrent deferred tax liability.........................    14,053      13,519
                                                             -------     -------
                                                             $18,071     $16,855
                                                             =======     =======

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

    A summary of the activity in the allowance for deferred tax assets is as follows:

                                                               Years Ended
                                                    ---------------------------------
                                                    April 27,   April 28,   April 29,
                                                      2002        2001        2000
                                                    ---------   ---------   ---------
Balance at beginning of period...................    $25,681     $18,762     $ 6,563
Net change.......................................      3,676       6,919      12,199
                                                     -------     -------     -------
Balance at end of period.........................    $29,357     $25,681     $18,762
                                                     =======     =======     =======

    At April 27, 2002, the Company has available domestic net operating loss carryforwards of approximately $14,960 which generally begin to expire in the fiscal 2018. These carryforwards are substantially limited upon an "ownership change" as defined in the Internal Revenue Code. In addition, the Company has foreign net operating loss carryforwards of approximately $22,800 which generally expire in fiscal 2006. The Company has been audited by the IRS through the 1995 tax year and maintains reserves for subsequent IRS examinations. The Company intends to apply for a loss carryback refund. It is the Company's policy to reserve for such refunds due to the Company's experience with the inherent uncertainties involved in the realization of the expected refund.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (dollars in Thousands, Except Per Share Data)


NOTE N--OTHER, NET

    Other, net includes the following:

                                                                          Years Ended
                                                               ---------------------------------
                                                               April 27,   April 28,   April 29,
                                                                 2002        2001        2000
                                                               ---------   ---------   ---------
Write down of notes receivable, deposits and impaired
  capital equipment.........................................   $   159       $  457      $  628
Net loss (gain) on disposition of miscellaneous assets......       313         (256)        608
Facilities (income) expense, net (note G)...................      (329)        (383)       (357)
Recoveries of aborted acquisition, offering costs and
  related litigation, net (note Q)..........................       221          350          28
Patent defense costs and related litigation, net of
  recoveries................................................         6          390         901
Equity in earnings of joint venture and other affiliates....    (1,584)        (876)        239
Bondholders' consent and finance agreement amendment fees
  and related expenses..... ................................       265           --       3,451
Discount on sale of receivables.............................       356        2,519         857
Facility relocation costs...................................     1,197        1,145         413
Workforce reorganization costs..............................     4,326        1,708          --
Reimbursed environmental and litigation costs, net (note Q).       839           52         404
ASI acquisition integration costs...........................       545           --          --
                                                               ---------   ---------   ---------
  Total.....................................................    $6,314       $5,106      $7,172
                                                               =========   =========   =========

NOTE O--RELATED-PARTY TRANSACTIONS

MANAGEMENT FEES

    Management fees were incurred with respect to services rendered in connection with financing, mergers and acquisitions and various operational and strategic matters. Management fees were $572 for fiscal 2002 and $750 for fiscal 2001 and 2000, respectively.


NOTE P--LEASES

Capital and Operating Leases

    The Company conducts a portion of its operations in facilities under capital and operating leases and also has capital and operating leases covering certain machinery and equipment. Certain of the leases contain renewal and purchase options. Rental expenses charged to operations in fiscal 2002, 2001 and 2000 were approximately $3,525, $4,779 and $2,633 and respectively.

    Property under capital leases consisted of the following:

                                                            APRIL 27,   APRIL 28,
                                                              2002        2001
                                                            ---------   ---------
Land, buildings and improvements..........................    $7,803      $4,990
Machinery and equipment...................................     9,530       6,478
Less accumulated amortization.............................    (9,058)     (5,810)
                                                             -------     -------
    Total.................................................    $8,275      $5,658
                                                             =======     =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE P--LEASES (Continued)

    At April 27, 2002, the minimum rental commitments for noncancelable leases that have initial or remaining terms of more than one year are as follows:

                                                           CAPITAL    OPERATING
                                                            LEASES     LEASES
                                                           --------   ---------
2003.....................................................  $ 2,909     $ 3,470
2004.....................................................    2,670       3,523
2005.....................................................    2,489       2,967
2006.....................................................    1,870       3,080
2007.....................................................    1,777       2,949
Thereafter through 2015..................................    5,358         781
                                                           -------     -------
Minimum commitments......................................  $17,073     $16,770
                                                                       =======
Less amount representing interest........................   (5,836)
                                                           -------
Capital lease obligations (included in long-term
  obligations) (note H)..................................  $11,237
                                                           =======


NOTE Q--LITIGATION, CLAIMS AND ENVIRONMENTAL MATTERS

    The Company is obligated to clean up two sites relating to former manufacturing facilities and has accrued the estimated costs of remediation (note I). Estimated costs are determined by external and internal environmental remediation experts. The estimated costs of remediation of one site is based on its estimated present value. The discount rate used was 6%. The gross undiscounted amount differs from the estimated present value by approximately $857 as of April 27, 2002. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued. The Company believes that it can continue to meet these environmental standards without material adverse effect on its financial condition. The expected future payments for the environmental liabilities is $557 in fiscal 2003, $534 in fiscal 2004, $501 in fiscal 2005, $280 in fiscal 2006 and $2,193 thereafter.

    The Company is under agreement with the owner of a property adjacent to one remediation sites. The settlement terms principally include a mutual release of claims for past costs and an undertaking by the Company to perform certain future remediation work on the site, for which the Company will pay up to the first $500 in costs and two thirds of any cost over this threshold. At April 27, 2002, the Company has accrued the estimated remediation cost with respect to this matter. There are no assurances that additional costs will not be incurred or that significant changes in estimates or changes in environmental laws will not require additional amounts to be accrued.

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

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE R--FOREIGN SALES

    International sales represented 60%, 55% and 41% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively. The 60% of international sales in fiscal 2002 included 25% of sales in Italy and 5% of sales in Japan. These sales represented the combined total of export sales made by United States of America operations and all sales made by foreign operations outside of the United States of America.

    Export sales made by domestic operations were approximately 18% of the Company's net sales for fiscal 2002, 15% for fiscal 2001 and 19% for fiscal 2000.

    The following table summarizes the Company's sales and selected operating data in different geographic areas:

                                                                          Adjustments
                                                     United                   and
                                                     States    Foreign    Eliminations   Consolidated
                                                    --------   --------   ------------   ------------
Fiscal 2000
Sales to unaffiliated customers..................   $203,306   $ 68,179      $     --      $271,485
Transfers between geographic locations...........      5,045      5,718       (10,763)           --
                                                    --------   --------      --------      --------
Net sales........................................    208,351     73,897       (10,763)      271,485
(Loss) from operations...........................     (6,395)    (5,860)                    (12,255)
Identifiable assets..............................    217,514    140,298                     357,812

Fiscal 2001
Sales to unaffiliated customers..................   $225,613   $190,934      $     --      $416,547
Transfers between geographic locations...........      8,456     11,083       (19,539)           --
                                                    --------   --------      --------      --------
Net sales........................................    234,069    202,017       (19,539)      416,547
(Loss) income from operations....................     (7,162)     5,698            --        (1,464)
Identifiable assets..............................    272,197    139,426            --       411,623

Fiscal 2002
Sales to unaffiliated customers..................   $210,568   $192,444      $     --      $403,012
Transfers between geographic locations...........      6,878     16,431       (23,309)           --
                                                    --------   --------      --------      --------
Net sales........................................    217,446    208,875       (23,309)      403,012
(Loss) income from operations....................    (12,951)     2,225            --       (10,726)
Identifiable assets..............................    222,259    150,130            --       372,389

    Identifiable assets by geographic area are those assets used in the Company's operations in each area.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE R--FOREIGN SALES (Continued)

    Net assets for European operations amounted to approximately $28,591 as of April 27, 2002. Included in net assets of European operations were intercompany receivables from affiliated companies amounting to approximately $8,404 as of April 27, 2002.

    Insofar as can be reasonably determined, there is no foreign exchange restrictions that materially affect the financial position or the operating results of the Company and its subsidiaries.


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

    The Company evaluates the performance of each segment on its ability to generate cash. Information concerning operations in these businesses is as follows:

                                                     Operating                  Depreciation
                                            Net       Income     Identifiable       and          Capital
                                           Sales      (Loss)        Assets      Amortization   Expenditures
                                          --------   ---------   ------------   ------------   ------------
Year End April 29, 2000
Restricted subsidiary (Robicon)........   $ 74,913   $   (834)     $ 38,222        $ 2,077        $ 1,540
Unrestricted subsidiary (ASI)..........     53,960     (8,001)      131,862          1,631            432
                                          --------   --------      --------        -------        -------
Industrial power control...............    128,873     (8,835)      170,084          3,708          1,972
Advanced surface analysis..............     81,418     (3,617)      108,571          9,968          9,192
Customized monitoring
  instrumentation......................     61,194      6,048        42,173          2,472          1,637
Corporate..............................         --     (5,851)       36,984            338             97
                                          --------   --------      --------        -------        -------
Consolidated...........................   $271,485   $(12,255)     $357,812        $16,486        $12,898
                                          ========   ========      ========        =======        =======
Year End April 28, 2001
Restricted subsidiary (Robicon)........   $ 85,986   $   (865)     $ 33,358        $ 3,991        $ 1,978
Unrestricted subsidiary (ASI)..........    178,283      1,869       140,595          3,643          2,291
                                          --------   --------      --------        -------        -------
Industrial power control...............    264,269      1,004       173,953          7,634          4,269
Advanced surface analysis..............     96,319     (3,287)      109,682         10,550          4,696
Customized monitoring
  instrumentation......................     55,959      4,326        38,792          2,386            573
Corporate..............................         --     (3,507)       89,196            196             25
                                          --------   --------      --------        -------        -------
Consolidated...........................   $416,547   $ (1,464)     $411,623        $20,766        $ 9,563
                                          ========   ========      ========        =======        =======
Year End April 27, 2002
Industrial power control...............   $275,335   $  6,518      $207,985        $ 6,024        $12,774
Advanced surface analysis..............     81,340    (16,124)      112,090         20,215          5,676
Customized monitoring
  instrumentation......................     46,337      2,744        42,685          2,335          1,634
Corporate..............................         --     (3,864)        9,629            181            107
                                          --------   --------      --------        -------        -------
Consolidated...........................   $403,012   $(10,726)     $372,389        $28,755        $20,191
                                          ========   ========      ========        =======        =======

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)

NOTE S--SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at April 27, 2002.

                                                               Restricted     Unrestricted   Eliminations
                                                              Subsidiaries    Subsidiaries   Adjustments      Total
                                                              -------------   ------------   ------------   ---------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................      $ 11,336       $  3,797        $    --     $ 15,133
  Restricted cash..........................................         4,749            142             --        4,891
  Accounts receivable, net of allowance for doubtful
    accounts...............................................        60,148         75,969             --      136,117
  Refundable income taxes..................................             6            260             --          266
  Inventories..............................................        43,685         16,857             --       60,542
  Costs and earnings in excess of billings.................         1,857          9,486             --       11,343
  Prepaid expenses and other current assets................         3,710          3,306             --        7,016
                                                                 --------       --------        -------     --------
    Total current assets...................................       125,491        109,817             --      235,308
PROPERTY, PLANT AND EQUIPMENT, NET.........................        54,667         30,822             --       85,489
INVESTMENT IN JOINT VENTURE................................         3,263             --             --        3,263
ASSETS HELD FOR SALE.......................................         2,393             --             --        2,393
OTHER ASSETS, NET..........................................        18,597          7,315             --       25,912
COST IN EXCESS OF NET ASSETS ACQUIRED......................        20,024             --             --       20,024
Intercompany Accounts, Net.................................        21,543        (21,311)          (232)          --
                                                                 --------       --------       ---------    --------
                                                                 $245,978       $126,643       $   (232)    $372,389
                                                                 ========       ========       =========    ========
                      LIABILITIES AND
                 STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations.........      $  1,695       $ 12,878       $    --      $ 14,573
  Foreign receivables facilities...........................         1,303         10,982            --        12,285
  Accounts payable and accrued expense.....................        51,744         68,063            --       119,807
  Billings in excess of costs..............................         4,016          1,496            --         5,512
  Advance payments by customers............................        12,878          9,278            --        22,156
  Federal, foreign and state income taxes payable..........           310            247            --           557
  Deferred income taxes....................................         2,896          1,122            --         4,018
  Redeemable put warrants..................................         2,900             --            --         2,900
                                                                 --------       --------        ------      --------
    Total current liabilities..............................        77,742        104,066            --       181,808
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.............       191,134         24,044            --       215,178
DEFERRED INCOME TAXES......................................        13,498            555            --        14,053
OTHER LIABILITIES..........................................         6,750         18,495            --        25,245
REDEEMABLE PREFERRED STOCK (aggregate liquidation
  preference of $55,934 as of April 27, 2002)..............        53,847             --            --        53,847
MINORITY INTEREST..........................................            93             --            --            93
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET..............................       (97,086)       (20,517)         (232)     (117,835)
                                                                 --------       --------        ------      --------
                                                                 $245,978       $126,643        $ (232)     $372,389
                                                                 ========       ========        ======      ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE S--SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries as of April 27, 2002.

                                                       Restricted    Unrestricted   Eliminations
                                                      Subsidiaries   Subsidiaries   Adjustments     Total
                                                      ------------   ------------   ------------   --------
Net sales..........................................     $232,920       $175,758      $ (5,666)     $403,012
Cost of sales......................................      169,392        142,807        (5,666)      306,533
                                                        --------       --------      --------      --------
  Gross profit.....................................       63,528         32,951            --        96,479
Administrative and selling expenses................       58,100         25,447            --        83,547
Research and development expenses..................       13,421          3,064            --        16,485
Restructuring charge...............................          859             --            --           859
Other, net.........................................        3,763          2,551            --         6,314
                                                        --------       --------      --------      --------
  (Loss) income from operations....................      (12,615)         1,889            --       (10,726)
Interest expense...................................      (20,964)        (4,079)           --       (25,043)
Interest income....................................          562          1,128            --         1,690
                                                        --------       --------      --------      --------
  Loss from continuing operations before income
    taxes, and extraordinary item..................      (33,017)        (1,062)           --       (34,079)
Income taxes (credit)..............................        1,164          1,784            --         2,948
                                                        --------       --------      --------      --------
  Loss from continuing operations before
    extraordinary item.............................      (34,181)        (2,846)           --       (37,027)

Extraordinary loss, net of income taxes............         (327)            --            --          (327)
                                                        --------       --------      --------      --------
Net loss...........................................     $(34,508)      $ (2,846)     $     --      $(37,354)
                                                        ========       ========      ========      ========
Supplemental Data:
  Depreciation.....................................     $ 11,191       $  3,041      $     --      $ 14,232
  Amortization.....................................       14,425             98            --        14,523
  Capital expenditures.............................        9,319         10,872            --        20,191

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)


NOTE S--SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at April 28, 2001.

                                                              Restricted     Unrestricted   Eliminations
                                                              Subsidiaries   Subsidiaries   Adjustments     Total
                                                              ------------   ------------   ------------   -------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................    $ 24,189        $  2,743       $    --      $ 26,932
  Restricted cash..........................................      29,143             329            --        29,472
  Accounts receivable, net of allowance for doubtful
    accounts...............................................      11,399          70,454            --        81,853
  Inventories..............................................      43,238          18,393            --        61,631
  Costs and earnings in excess of billings.................       3,379           9,653            --        13,032
  Prepaid expenses and other current assets................       2,386           6,308            --         8,694
                                                               --------        --------        ------      --------
    Total current assets...................................     113,734         107,880            --       221,614
PROPERTY, PLANT AND EQUIPMENT, NET.........................      57,715          25,265            --        82,980
INVESTMENT IN JOINT VENTURE................................       2,040              --            --         2,040
ASSETS HELD FOR SALE.......................................       2,510              --            --         2,510
OTHER ASSETS, NET..........................................      61,997           7,450            --        69,447
COST IN EXCESS OF NET ASSETS ACQUIRED......................      33,032              --            --        33,032
Intercompany Accounts, Net.................................      16,523         (16,408)         (115)           --
                                                               --------        --------        ------      --------
                                                               $287,551        $124,187        $ (115)     $411,623
                                                               ========        ========        ======      ========
                      LIABILITIES AND
                 STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations.........    $  2,279        $  6,526        $   --      $  8,805
  Foreign receivables facilities...........................       1,675           4,400            --         6,075
  Accounts payable and accrued expense.....................      55,190          65,600            --       120,790
  Billings in excess of costs..............................       1,113           3,183            --         4,296
  Advance payments by customers............................       9,479           9,407            --        18,886
  Federal, foreign and state income taxes payable..........       9,302           3,217            --        12,519
  Deferred income taxes....................................       1,346           1,990            --         3,336
  Redeemable put warrants..................................       2,900              --            --         2,900
                                                               --------        --------        ------      --------
    Total current liabilities..............................      83,284          94,323            --       177,607
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.............     186,104          25,484            --       211,588
DEFERRED INCOME TAXES......................................      13,519              --            --        13,519
OTHER LIABILITIES..........................................       7,947          20,302            --        28,249
REDEEMABLE PREFERRED STOCK (aggregate liquidation
  preference of $48,892 as of April 28, 2001)..............      46,122              --            --        46,122
MINORITY INTEREST..........................................          59              --            --            59
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET..............................     (49,484)        (15,922)         (115)      (65,521)
                                                               --------        --------        ------      --------
                                                               $287,551        $124,187        $ (115)     $411,623
                                                               ========        ========        ======      ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE S--SEGMENT DATA (CONTINUED)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries as of April 28, 2001.

                                                      Restricted     Unrestricted   Eliminations
                                                      Subsidiaries   Subsidiaries   Adjustments     Total
                                                      ------------   ------------   ------------   --------
Net sales..........................................     $241,636       $178,283       $ (3,372)    $416,547
Cost of sales (Includes subassembly exit costs of
  $2,661)..........................................      177,458        148,507         (3,372)     322,593
                                                        --------       --------       --------     --------
  Gross profit.....................................       64,178         29,776             --       93,954
Administrative and selling expenses................       49,818         23,818             --       73,636
Research and development expenses..................       14,152          2,381             --       16,533
Restructuring charge...............................          143             --             --          143
Other, net.........................................        3,398          1,708             --        5,106
                                                        --------       --------       --------     --------
  (Loss) income from operations....................       (3,333)         1,869             --       (1,464)
Interest expense...................................      (19,281)        (2,763)            --      (22,044)
Interest income....................................          557            196             --          753
                                                        --------       --------       --------     --------
  Loss from continuing operations before income
    taxes, discontinued operations and
    extraordinary item.............................      (22,057)          (698)            --      (22,755)
Income taxes (credit)..............................       (8,004)         5,713             --       (2,291)
                                                        --------       --------       --------     --------
  Loss from continuing operations before
    discontinued operations and extraordinary
    item...........................................      (14,053)        (6,411)            --      (20,464)
Discontinued operations:
  Income from discontinued operations, net of
    income taxes...................................        2,078             --             --        2,078
  Gain on disposal of discontinued operations, net
    of income taxes................................       34,270             --             --       34,270
                                                        --------       --------       --------     --------
                                                          22,295         (6,411)            --       15,884
Extraordinary loss, net of income taxes............         (530)            --             --         (530)
                                                        --------       --------       --------     --------
Net income (loss)..................................     $ 21,765       $ (6,411)      $     --     $ 15,354
                                                        ========       ========       ========     ========
Supplemental Data:
  Depreciation.....................................    $  11,159      $   3,028       $    --      $ 14,187
  Amortization.....................................        5,964            615            --         6,579
  Capital expenditures.............................        7,272          2,291            --         9,563


NOTE T--SUBSEQUENT EVENTS

    On June 14, 2002, the Company sold a property reflected in the accompanying balance sheets as assets held for sale for $9,180 of gross proceeds. Net proceeds of $8,000 from the asset sale were deposited in a restricted account pursuant to the New Revolving Credit Facility agreement.

                                   SIGNATURES

    The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HIGH VOLTAGE ENGINEERING CORPORATION

                                          By:   /s/ RUSSELL L. SHADE, JR.
                                                -------------------------------
                                                    Russell L. Shade, Jr.
                                                  CHIEF EXECUTIVE OFFICER
                                                     AND VICE PRESIDENT


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

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                /s/ CLIFFORD PRESS
     ----------------------------------------        Chairman of the Board, President   July 30, 2002
                  Clifford Press

               /s/ LAURENCE S. LEVY
     ----------------------------------------        Vice President                     July 30, 2002
                 Laurence S. Levy

             /s/ CHRISTOPHER F. CARMEL
     ----------------------------------------        Director                           July 30, 2002
               Christopher F. Carmel

              /s/ H. CABOT LODGE III
     ----------------------------------------        Director                           July 30, 2002
                H. Cabot Lodge III

             /s/ RUSSELL L. SHADE, JR.
     ----------------------------------------        Chief Executive Officer, Vice      July 30, 2002
               Russell L. Shade, Jr.                   President

                                                     Vice President and Chief
             /s/ JOSEPH W. MCHUGH, JR.                 Financial Officer (principal
     ----------------------------------------          financial and accounting         July 30, 2002
               Joseph W. McHugh, Jr.                   officer)

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                                   DESCRIPTION
----------------------   ------------------------------------------------------
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

-------------------------

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

or the Borrowers may have against any Lender as a result of any default by such Lender hereunder.