Form 10-Q
period 2002-07-27
HIGH VOLTAGE ENGINEERING CORP
filed 2002-09-16
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 2002

                                       or

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

                               (1) Yes /X/ No / /

                               (2) Yes / / No /X/

Number of Common Shares outstanding at September 16, 2002: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

    ITEM 1. - FINANCIAL STATEMENTS


       Consolidated Balance Sheets at July 27, 2002 (Unaudited) and April 27, 2002 (Audited)..........    3

       Consolidated Statements of Operations for the Three Months ended
       July 27, 2002 (Unaudited) and July 28, 2001 (Unaudited)........................................    4

       Consolidated Statements of Stockholders' Deficiency for the Three Months ended
       July 27, 2002 (Unaudited) and for the Years ended April 27, 2002 (Audited)
       and April 28, 2001 (Audited)...................................................................    5

       Consolidated Statements of Cash Flows for the Three Months ended
       July 27, 2002 (Unaudited) and July 28, 2001 (Unaudited)........................................    6

       Notes to Consolidated Financial Statements (Unaudited).........................................    8

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   17

    ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   24


PART II - OTHER INFORMATION

    ITEM 1. - LEGAL PROCEEDINGS.......................................................................   24

    ITEM 2. - CHANGES IN SECURITIES...................................................................   25

    ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.........................................................   25

    ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   25

    ITEM 5. - OTHER INFORMATION.......................................................................   25

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K........................................................   25

SIGNATURES............................................................................................   26


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                        July 27,     April 27,
                                                          2002         2002
                                                       -----------   ---------
                                                       (Unaudited)   (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................     $ 15,567    $ 15,133
  Restricted cash...................................       12,132       4,891
  Accounts receivable, net..........................      133,811     136,117
  Refundable income taxes...........................           90         266
  Inventories.......................................       65,541      60,542
  Costs and earnings in excess of billings..........       17,149      11,343
  Prepaid expenses and other current assets.........        7,891       7,016
                                                         ---------   ---------
    Total current assets............................      252,181     235,308
PROPERTY, PLANT AND EQUIPMENT, NET..................       88,461      85,489
INVESTMENT IN JOINT VENTURE.........................        3,957       3,263
ASSETS HELD FOR SALE................................           --       2,393
OTHER ASSETS, NET...................................       25,088      25,912
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..........       20,399      20,024
                                                         ---------   ---------
                                                         $390,086    $372,389
                                                         =========   =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..     $ 17,171    $ 14,573
  Foreign credit line...............................       11,066      12,285
  Accounts payable..................................       82,494      74,940
  Accrued interest..................................        9,518       4,602
  Accrued liabilities...............................       40,941      40,265
  Billings in excess of costs.......................          731       5,512
  Advance payments by customers.....................       29,487      22,156
  Federal, foreign and state income taxes payable...          519         557
  Deferred income taxes.............................        3,927       4,018
  Redeemable put warrants...........................        2,900       2,900
                                                         ---------   ---------
    Total current liabilities.......................      198,754     181,808
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......      217,220     215,178
DEFERRED INCOME TAXES...............................       13,859      14,053
OTHER LIABILITIES...................................       25,813      25,245
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $57,904 AS OF JULY 27, 2002)........       55,979      53,847
MINORITY INTEREST...................................           16          93
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock......................................            1           1
  Paid-in-capital...................................       20,140      20,140
  Accumulated deficit...............................     (135,237)   (131,294)
  Common stock warrants.............................        2,813       2,813
  Other comprehensive (loss)........................       (9,272)     (9,495)
                                                         ---------   ---------
    Total stockholders' deficiency..................     (121,555)   (117,835)
                                                         ---------   ---------
                                                         $390,086    $372,389
                                                         =========   =========


          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                       Three Months Ended
                                                    -------------------------
                                                     July 27,      July 28,
                                                       2002          2001
                                                    -----------   ----------
                                                    (Unaudited)   (Unaudited)
Net sales......................................      $ 94,869       $ 94,722
Cost of sales..................................        70,510         74,511
                                                     ---------      ---------
  Gross profit.................................        24,359         20,211

Administrative and selling expenses............        19,985         18,020
Research and development expenses..............         4,717          4,278
Other, net.....................................           713            237
                                                     ---------      ---------
  Loss from operations.........................        (1,056)        (2,324)

Gain on disposal of assets held of sale........         5,700             --
Interest expense...............................        (6,366)        (6,042)
Interest income................................           158            300
                                                     ---------      ---------
  Loss from operations before income taxes
    and extraordinary items....................        (1,564)        (8,066)
Income taxes...................................           247          1,084
                                                     ---------      ---------
  Loss from operations, before
    extraordinary items........................        (1,811)        (9,150)

Extraordinary loss, net of income taxes........           --            (327)
                                                     ---------      ---------
Net loss.......................................        (1,811)        (9,477)
Preferred dividends............................        (1,981)        (1,716)
Accretion of redeemable preferred stock........          (151)          (171)
                                                     ---------      ---------
Net loss applicable to common
  stockholders.................................      $ (3,943)      $(11,364)
                                                     =========      =========
Basic loss per common share:
  Operations...................................   $ (3,640.81)   $(10,191.13)
  Extraordinary items..........................            --        (301.94)
                                                  ------------   ------------
  Net loss applicable to common
    stockholders...............................   $ (3,640.81)   $(10,493.07)
                                                  ============   ============
Weighted average common stock outstanding......      1,083          1,083
Weighted average common stock and dilutive
  equivalents outstanding......................      1,276          1,276
                                                     =====          =====


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (Dollars in Thousands)


                                                                                 Accumulated
                                                                    Common         Other
                                 Common    Paid-In    Accumulated    Stock      Comprehensive
                                 Stock     Capital      Deficit     Warrants       (Loss)         Total
                                 ------   ---------   -----------   ---------   -------------   ----------
Balance, April 29, 2000
  (Audited).................       $1      $19,527     $(94,863)      $2,200       $  (433)     $ (73,568)
Net income..................                             15,354                                    15,354
Preferred stock dividends...                             (6,101)                                   (6,101)
Accretion of redeemable
  preferred stock...........                               (605)                                     (605)
Issuable shares of common
  stock and common stock
  warrants..................                   613                       613                        1,226
Change in foreign currency
  translation...............                                                        (1,451)        (1,451)
Pension liability adjustment                                                          (376)          (376)
                                 ------   ---------   -----------   ---------   -------------   ----------
Balance, April 28, 2001
  (Audited).................        1       20,140      (86,215)       2,813        (2,260)       (65,521)
Net loss....................                            (37,354)                                  (37,354)
Preferred stock dividends...                             (7,036)                                   (7,036)
Accretion of redeemable
  preferred stock...........                               (689)                                     (689)
Change in foreign currency
  translation...............                                                          (525)          (525)
Pension liability adjustment                                                        (6,710)        (6,710)
                                 ------   ---------   -----------   ---------   -------------   ----------
Balance, April 27, 2002
  (Unaudited)...............        1       20,140     (131,294)       2,813        (9,495)      (117,835)
Net loss....................                             (1,811)                                   (1,811)
Preferred stock dividends...                             (1,981)                                   (1,981)
Accretion of redeemable
  preferred stock...........                               (151)                                     (151)
Change in foreign currency
  translation...............                                                           223            223
                                 ------   ---------   -----------   ---------   -------------   ----------
Balance, July 27, 2002
  (Unaudited)...............       $1      $20,140    $(135,237)      $2,813       $(9,272)     $(121,555)
                                 ======   =========   ===========   =========   =============   ==========


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                 Three Months Ended
                                                              -------------------------
                                                                July 27,     July 28,
                                                                  2002         2001
                                                              ----------   -----------
                                                              (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net loss................................................    $ (1,811)   $ (9,477)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Extraordinary item, net of income taxes...............         --           327
     Depreciation and amortization.........................       3,719        4,679
     Non-cash interest.....................................         354          371
     Deferred income taxes.................................        (285)      (1,622)
     Undistributed earnings of affiliates..................        (352)      (1,695)
     Gain on sale of assets................................      (5,712)        (367)
     Change in assets and liabilities:
       Accounts receivable, net............................       2,306       13,699
       Refinanced Receivables Purchase Facility............          --      (10,279)
       Refundable income taxes.............................         176           --
       Inventories.........................................      (4,999)      (1,999)
       Costs and earnings in excess of billings............      (5,806)         264
       Prepaid expenses and other current assets...........        (875)      (2,181)
       Other assets........................................        (321)      (2,120)
       Accounts payable, accrued interest and accrued
         liabilities.......................................      11,176       (3,530)
       Billings in excess of cost..........................      (4,781)      (1,148)
       Advance payments by customers.......................       7,331       (1,757)
       Federal, foreign and state income taxes payable.....         (38)      (8,007)
                                                               ---------    ---------
       Net cash provided by (used in) operating activities.          82      (24,842)
                                                               ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment..............      (2,924)      (2,627)
   Proceeds from asset disposal............................       8,599          625
   Acquisition of minority interest........................        (375)          --
                                                               ---------    ---------
       Net cash provided by (used in) investing activities.       5,300      (2,002)
                                                               ---------    ---------
Cash flows from financing activities:
   Net (payments) proceeds on foreign credit line..........      (2,343)       1,533
   Net (increase) decrease in restricted cash..............      (7,241)      25,505
   Principal payments on long-term obligations.............        (787)      (1,735)
   Net borrowings (payments) under credit agreements.......       1,373      (13,806)
   Proceeds from the issue of long-term obligations, net
     of issuance costs.....................................           6          218
   Minority interest.......................................         (77)         (20)
   Cash overdraft..........................................       2,140          643
                                                               ---------    ---------
     Net cash (used in) provided by financing activities...      (6,929)      12,338
                                                               ---------    ---------
Effect of foreign exchange rate changes on cash............       1,981         (289)
                                                               ---------    ---------
   Net increase (decrease) in cash and cash equivalents....         434      (14,795)
   Cash and cash equivalents, beginning of the period......      15,133       26,932
                                                               ---------    ---------
   Cash and cash equivalents, end of the period............    $ 15,567     $ 12,137
                                                               =========    =========


              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                 Three Months Ended
                                                              -------------------------
                                                                July 27,      July 28,
                                                                  2002          2001
                                                              -----------   -----------
                                                              (Unaudited)   (Unaudited)
 Supplemental Disclosure of Cash Flows Information:
   Cash paid for:
   Interest................................................     $ 1,200       $ 1,941
   Income taxes............................................         798        10,596
  Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................     $ 1,981       $ 1,716
   Leased asset additions..................................           2            54


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

    The Company operates on a 52 or 53 week fiscal year. The results of operations for the three months ended July 27, 2002 and July 28, 2001 are for 13 week periods, respectively. The terms "fiscal 2003", and "fiscal 2002" refer to the Company's fiscal years ended April 26, 2003, and April 27, 2002, respectively.

    The consolidated financial statements do not contain all disclosures included in financial statements normally prepared in accordance with accounting principles generally accepted in the United States of America pursuant to SEC rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 27, 2002, as filed with the SEC on July 30, 2002, and are not necessarily indicative of the results that may be expected for the year ending April 26, 2003.

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

Reclassification

    Certain reclassifications have been made to the fiscal 2002 consolidated financial statements in order to conform with the current year's presentation.

NOTE 2 -- INVENTORIES

    Inventories consisted of the following as of:


                                             July 27,    April 27,
                                              2002         2002
                                           -----------   ---------
                                           (Unaudited)   (Audited)
Raw materials...........................     $31,469      $30,642
Work-in-process.........................      21,402       22,982
Finished goods..........................      12,670        6,918
                                             --------     --------
   Total................................     $65,541      $60,542
                                             ========     ========


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 3 - CONTINGENCIES

    In March 1998, the Company's subsidiary, Robicon Corporation and subsidiary, ("Robicon") initiated litigation against Toshiba International Corporation ("Toshiba") in the U.S. District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the U.S. District Court for the Southern District of Texas alleging, among other things, that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgment. These claims were then transferred to the Western District of Pennsylvania. On November 29, 1999, the Pennsylvania district court granted Robicon's motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. There has been no substantive change in the status of this litigation.

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


NOTE 4 - SEGMENT DATA

    The Company operates in three industry segments. Each segment operates independently with its own management team and manufacturing facilities and maintains its own independent market identity.

    The Industrial Power Control segment includes Ansaldo Sistemi Industriali S.p.A. ("ASI") and Robicon, together operated as "ASIRobicon". The Advanced Surface Analysis segment has two main components, equipment sales and analytical services. The segment consists of Physical Electronics, Inc. and subsidiaries ("PHI") and High Voltage Engineering Europa, B.V. ("HVE Europa") together operated as "Phymetrics". The third industry segment, Customized Monitoring Instrumentation, reflect the results of operations of Maxima Technologies, Inc. and subsidiaries ("Maxima").

    The Company evaluates the performance of each segment on its ability to generate cash. Information concerning operations in these businesses is as follows:


                                                      Operating                   Depreciation
                                             Net        Income    Identifiable        and          Capital
                                            Sales       (Loss)       Assets       Amortization   Expenditures
                                          ---------   ---------   ------------    ------------   ------------
Three Months Ended July 28, 2001
Restricted subsidiary (Robicon)........   $ 20,424     $  (910)     $ 54,654        $   526         $  282
Unrestricted subsidiary (ASI)..........     42,518         254       141,709            890            661
                                          ---------    --------     ---------       --------        -------
Industrial power control...............     62,942        (656)      196,363          1,416            943
Advanced surface analysis..............     18,622      (1,107)      118,462          2,636          1,607
Customized monitoring
  instrumentation .....................     13,158         583        44,638            585            111
Corporate..............................         --      (1,144)       12,456             42             20
                                          ---------    --------     ---------       --------        -------
  Consolidated (Unaudited).............   $ 94,722     $(2,324)     $371,919        $ 4,679         $2,681
                                          =========    ========     =========       ========        =======
Three Months Ended July 27, 2002
Restricted subsidiary (Robicon)........   $ 32,245     $ 3,355      $ 62,444        $   367         $  168
Unrestricted subsidiary (ASI)..........     37,578        (997)      160,823            767            920
                                          ---------    --------     ---------       --------        -------
Industrial power control...............     69,823       2,358       223,267          1,134          1,088
Advanced surface analysis..............     11,484      (3,060)      105,576          2,159          1,291
Customized monitoring
  instrumentation .....................     13,562       1,180        44,136            380            541
Corporate..............................         --      (1,534)        17,107             46              6
                                           --------    --------     ---------       --------        -------
  Consolidated (Unaudited).............   $ 94,869     $(1,056)     $390,086        $ 3,719         $2,926
                                          =========    ========     =========       ========        =======


    On April 28, 2002, the Company ceased recording amortization of goodwill pursuant to SFAS No. 142. Goodwill amortization recorded during the first quarter of fiscal 2002 was $712.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 4 - SEGMENT DATA (Continued)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at July 27, 2002.


                                                               Restricted     Unrestricted   Eliminations
                                                              Subsidiaries    Subsidiaries   Adjustments     Total
                                                              -------------   ------------   ------------   --------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................     $ 12,114        $  3,453       $    --      $ 15,567
  Restricted cash..........................................       12,053              79            --        12,132
  Accounts receivable, net of allowance for doubtful
    accounts...............................................       53,003          80,808            --       133,811
  Refundable income taxes..................................            6              84            --            90
  Inventories..............................................       48,642          16,899            --        65,541
  Costs and earnings in excess of billings.................        3,130          14,019            --        17,149
  Prepaid expenses and other current assets................        3,799           4,092            --         7,891
                                                              -------------   ------------   ------------   --------
    Total current assets...................................      132,747         119,434            --       252,181
PROPERTY, PLANT AND EQUIPMENT, NET.........................       54,254          34,207            --        88,461
INVESTMENT IN JOINT VENTURE................................        3,957              --            --         3,957
OTHER ASSETS, NET..........................................       17,906           7,182            --        25,088
COST IN EXCESS OF NET ASSETS ACQUIRED......................       20,399              --            --        20,399
Intercompany Accounts, Net.................................       22,703         (22,821)          118            --
                                                              -------------   ------------   ------------   --------
                                                                $251,966        $138,002      $    118      $390,086
                                                              =============   ============   ============   ========
                      LIABILITIES AND
                 STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt obligations.........     $  1,665        $ 15,506      $    --       $ 17,171
  Foreign receivables facilities...........................        1,649           9,417           --         11,066
  Accounts payable and accrued expense.....................       55,587          77,366           --        132,953
  Billings in excess of costs..............................          267             464           --            731
  Advance payments by customers............................       18,155          11,332           --         29,487
  Federal, foreign and state income taxes payable..........          496              23           --            519
  Deferred income taxes....................................        2,170           1,757           --          3,927
  Redeemable put warrants..................................        2,900              --           --          2,900
                                                              -------------   ------------   ------------   --------
    Total current liabilities..............................       82,889         115,865           --        198,754
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.............      190,971          26,249           --        217,220
DEFERRED INCOME TAXES......................................       13,500             359           --         13,859
OTHER LIABILITIES..........................................        6,919          18,894           --         25,813
REDEEMABLE PREFERRED STOCK (aggregate liquidation
  preference of $57,904 as of July 27, 2002)...............       55,979              --           --         55,979
MINORITY INTEREST..........................................           16              --           --             16
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET..............................      (98,308)        (23,365)         118       (121,555)
                                                              -------------   ------------   ------------   --------
                                                                $251,966        $138,002       $  118       $390,086
                                                              =============   ============   ============   ========


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 4 - SEGMENT DATA (Continued)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the three months ended July 27, 2002.


                                                       Restricted    Unrestricted   Eliminations
                                                      Subsidiaries   Subsidiaries   Adjustments      Total
                                                      ------------   ------------   ------------   ---------
Net sales..........................................     $ 58,158       $ 37,695      $   (984)     $ 94,869
Cost of sales......................................       41,238         30,256          (984)       70,510
                                                        ---------      ---------     ---------     ---------
  Gross profit.....................................       16,920          7,439            --        24,359

Administrative and selling expenses................       12,574          7,411            --        19,985
Research and development expenses..................        3,728            989            --         4,717
Other, net.........................................          677             36            --           713
                                                        ---------      ---------     ---------     ---------
  Loss from operations.............................          (59)          (997)           --        (1,056)

Gain on disposal of assets held for sale...........        5,700             --            --         5,700
Interest expense...................................       (5,423)          (943)           --        (6,366)
Interest income....................................           66             92            --           158
                                                        ---------      ---------     ---------     ---------
  Income (loss) from operations before income taxes          284         (1,848)           --        (1,564)
Income taxes (credit)..............................         (193)           440            --           247
                                                        ---------      ---------     ---------     ---------
Net income (loss).................................      $    477       $ (2,288)     $     --      $ (1,811)
                                                        =========      =========     =========     =========

Supplemental Data:
  Depreciation and amortization....................     $  2,952       $    767      $     --      $  3,719
  Capital expenditures.............................        2,006            920            --         2,926


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 4 - SEGMENT DATA (Continued)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at July 28, 2001.


                                                       Restricted    Unrestricted   Eliminating
                                                      Subsidiaries   Subsidiaries   Adjustments     Total
                                                      ------------   ------------   -----------   ---------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................     $  8,391       $  3,746       $  --       $ 12,137
  Restricted cash..................................        3,419            548          --          3,967
  Accounts receivable,.............................       45,809         72,559          --        118,368
  Inventories......................................       46,916         16,714          --         63,630
  Costs and earnings in excess of billings.........        4,188          8,580          --         12,768
  Prepaid expenses and other current assets........        3,167          7,708          --         10,875
                                                        ---------      ---------      ------      ---------
    Total current assets...........................      111,890        109,855          --        221,745
PROPERTY, PLANT AND EQUIPMENT, NET.................       56,770         24,593          --         81,363
INVESTMENT IN JOINT VENTURE........................        3,632             --          --          3,632
ASSETS HELD FOR SALE...............................        2,480             --          --          2,480
OTHER ASSETS, NET..................................       23,118          7,261          --         30,379
COST IN EXCESS OF NET ASSETS ACQUIRED..............       32,320             --          --         32,320
INTERCOMPANY ACCOUNTS, NET.........................       15,617        (15,373)       (244)            --
                                                        ---------      ---------      ------      ---------
                                                        $245,827       $126,336       $(244)      $371,919
                                                        =========      =========      ======      =========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................     $  2,183       $  6,597       $  --       $  8,780
  Foreign credit line..............................        1,616          5,895          --          7,511
  Accounts Payable and accrued expense.............       51,434         69,297          --        120,731
  Billings in excess of costs......................           41          3,107          --          3,148
  Advance payments by customers....................        8,688          8,441          --         17,129
  Federal, foreign and state income taxes
    payable........................................          701          3,593          --          4,294
  Deferred income taxes............................        1,024          2,013          --          3,037
  Redeemable put warrants..........................        2,900             --          --          2,900
                                                        ---------      ---------      ------      ---------
    Total current liabilities......................       68,587         98,943          --        167,530
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....      170,622         25,034          --        195,656
DEFERRED INCOME TAXES..............................       12,190              6          --         12,196
OTHER LIABILITIES..................................        6,379         19,282          --         25,661
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $50,498)...........................       48,009             --          --         48,009
MINORITY INTEREST..................................           39             --          --             39
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................      (59,999)       (16,929)       (244)       (77,172)
                                                        ---------      ---------      ------      ---------
                                                        $245,827       $126,336       $(244)      $371,919
                                                        =========      =========      ======      =========


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 4 - SEGMENT DATA (Continued)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the three months ended July 28, 2001.


                                                       Restricted    Unrestricted   Elimination
                                                      Subsidiaries   Subsidiaries   Adjustments     Total
                                                      ------------   ------------   -----------   ----------
Net sales..........................................      $52,635        $42,518        $(431)      $94,722
Cost of sales......................................       39,958         34,984         (431)       74,511
                                                         --------       --------       ------      --------
  Gross profit.....................................       12,677          7,534           --        20,211

Administrative and selling expenses................       11,913          6,107           --        18,020
Research and development expenses..................        3,518            760           --         4,278
Other, net.........................................         (176)           413           --           237
                                                         --------       --------       ------      --------
  (Loss) income from operations....................       (2,578)           254           --        (2,324)

Interest expense...................................       (5,211)          (831)          --        (6,042)
Interest income....................................          293              7           --           300
                                                         --------       --------       ------      --------
  Loss from operations before income taxes
    and extraordinary item.. ......................       (7,496)          (570)          --        (8,066)
Income taxes.......................................          415            669           --         1,084
                                                         --------       --------       ------      --------
  Loss from operations before extraordinary
    item...... ....................................       (7,911)        (1,239)          --        (9,150)
Extraordinary loss, net of income taxes............         (327)            --           --          (327)
                                                         --------       --------       ------      --------

Net loss...........................................      $(8,238)       $(1,239)       $  --       $(9,477)
                                                         ========       ========       ======      ========

Supplemental Data:
    Depreciation and Amortization..................      $ 3,789        $   890        $  --       $ 4,679
    Capital Expenditures...........................        2,020            661           --         2,681


             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)

    The after-tax components of accumulated other comprehensive income (loss) are as follows:


                                                       Foreign       Pension         Other
                                                       Currency      Liability   Comprehensive
                                                      Translation   Adjustment       Loss
                                                      -----------   ----------   -------------
Balance, April 29, 2000............................    $  (433)      $    --       $  (433)
Change in foreign currency translation.............     (1,451)           --        (1,451)
Pension liability adjustment.......................         --          (376)         (376)
                                                       --------      --------      --------
Balance, April 28, 2001............................     (1,884)         (376)       (2,260)
Change in foreign currency translation.............       (525)           --          (525)
Pension liability adjustment.......................         --        (6,710)       (6,710)
                                                       --------      --------      --------
Balance, April 27, 2002............................     (2,409)       (7,086)       (9,495)
Change in foreign currency translation.............        223            --           223
Pension liability adjustment.......................         --            --            --
                                                       --------      --------      --------
Balance, July 27, 2002.............................    $(2,186)      $(7,086)      $(9,272)
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

NOTE 6 - GAIN ON SALE OF ASSETS HELD FOR SALE

    On June 14, 2002, the Company sold a former manufacturing facility located in Brighton, Massachusetts for $9,180 of gross proceeds. Net proceeds of $8,000 from the asset sale were deposited in a restricted account pursuant to the New Revolving Credit Facility Agreement for the purpose of applying the proceeds to the semi-annual interest payment due under the Company's Senior Notes. In connection with the above the Company recorded a gain on the asset sale of $5,700.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

    In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

          HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB Opinion No. 30. Adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 144. Adoption is not expected to have a material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Adoption is not expected to have a material impact on the Company's financial statements. Goodwill amortization during the first quarter of fiscal 2002 was $712.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except as otherwise indicated, the following discussion relates to the Company on a historical basis without giving effect to certain acquisitions completed by the Company. This report may make forward-looking statements regarding future events or the future financial performance of the Company. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward looking statements we may make. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this document.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances.

    As used in this filing, the terms "fiscal 2003" and "fiscal 2002" refer to the Company's fiscal years ended April 26, 2003 and April 27, 2002, respectively. The Company operates on a 52 or 53 week fiscal year. The three months ended July 27, 2002 and July 28, 2001 include the results of operations of the Company for 13 week periods, respectively.

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

Results of Operations

Consolidated

    Net sales for the first quarter of fiscal 2003 were $94.9 million, which was an increase of $147 or 0.2% from the same period in fiscal 2002. The Company reported a net loss of $1.8 million for the first quarter of fiscal 2003 compared to a net loss of $9.5 million for the same period in fiscal 2002. The primary differences in the decrease in net loss for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 were: (i) gain on sale of assets held for sale in the amount $5.7 million (ii) lower sales volume due to the depressed semiconductor market, served by the Advanced Surface Analysis Segment, continued weakness in the off-highway equipment, heavy truck and specialty vehicles markets served by the Customized Monitoring Instrumentation Segment, (ii) offset by higher margins in the Industrial Power Control segment
(iii) decrease in amortization expense, and (iv) a decrease of foreign tax provisions.

Segment Analysis:

Three Months Ended July 27, 2002 Compared to Three Months Ended
July 28, 2001

    The Industrial Power Control Segment reported net sales of $69.8 million for the first quarter of fiscal 2003, an increase of $6.9 million or 10.9% from the same period in fiscal 2002. Robicon's net sales increased $11.8 million or 57.9% during the first quarter of fiscal 2003 compared to the same period in fiscal 2002. This increase in net sales was primarily attributable to the increased volume in the medium voltage product line due to stronger energy and utility markets combined with an increase in the low voltage product line. Net sales for ASI decreased $4.9 million or 11.6% during the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The decrease for ASI can be attributed to (i) delays in customer acceptance and timing of shipments including delays in plant commissioning, primarily in metals markets as well as; (ii) weak business conditions in shorter lead time products for industrial markets, as compared to the stronger business conditions particularly on larger products during the holiday shutdown period in European and certain other international markets during the first quarter of fiscal 2002.

    Backlog at ASI has increased $30.0 million or 24.0% to $154.9 million compared to the backlog at April 27, 2002 of $124.8 million reflecting a strong order book for motors, drive systems and a large metals order during the first quarter of fiscal 2003. The backlog in U.S. dollars has also been positively impacted by the stronger euro. Backlog at Robicon decreased $1.1 million or 1.9% to $56.6 million compared to backlog at April 27, 2002 of $57.7.

    Operating income for the segment increased $3.0 million to $2.4 million during the first quarter of fiscal 2003 compared to an operating loss of $0.7 million during the same period in fiscal 2002. This increase in operating income was primarily due to improved gross margins which improved $5.9 million or 48.8% to $18.0 million during the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Robicon's gross margin improved $6.0 million as a result of higher sales volume, material cost reductions and efficiencies of higher production. ASI's gross margin decreased by $95,000 but improved in gross margin percentage by 2.1% due to the benefits of the restructuring carried out during fiscal 2001, improved product mix with increased service revenue and more selective contract management improved the profitability of the company. The improved gross margin was offset by increases in operating expenses due to higher sales commissions, investment in sales channel development and organization infrastructure development.

    The Advanced Surface Analysis Segment reported net sales of $11.5 million for the first quarter of fiscal 2003, which is a decrease of $7.1 million or 38.3% compared to the first quarter of fiscal 2002. Equipment sales, which includes PHI and HVE Europa, declined $6.0 million or 48.7% to $6.3 million during first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decrease is the result of the severely depressed conditions in the semiconductor markets and weakness in the worldwide market for electronics and other markets in the U.S. This has resulted in many companies reducing capital expenditures.

    Operating loss increased $2.0 million to $3.1 million for the first quarter of fiscal 2003 compared to the fist quarter of fiscal 2002. The increase in the operating loss was comprised of: (i) a decrease in gross margin primarily due to lower sales volume; (ii) a decrease in affiliate income; (iii) offset by reduced severance costs and; (iv) lower operating expenses due to lower headcount and lower goodwill amortization costs related to the adoption of SFAS No. 142. The Company is continuing to implementing cost reduction plans that have resulted in reduced headcount, greater focus on the semiconductor industry, outsourcing of certain subassemblies and reduction of certain variable costs helping to offset the reduced gross margin.

       The Customized Monitoring Instrumentation Segment reported net sales of $13.6 million during the first quarter of fiscal 2003, which was an increase of $0.4 million or 3.1% compared to the first quarter of fiscal 2002. This segment continues to experience weakness in its OEM and distribution channels in all major markets. New product introductions such as the digital tachometer combination tachometer/speedometer and instrument clusters partially offset the weakness in traditional product sales. The focus for turnaround and growth is in development of new electronic products for distribution and OEM markets and the attainment of new programs from major OEM customers.

    Operating income increased $0.6 million to $1.2 million during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. The increase in the operating income is primarily the result of cost containment in the areas of headcount and material cost.

    Maxima has made major investments during fiscal 2002 to position itself for the coming years. These investments include a Surface Mount Technology (SMT) based production line for assembly of electronic circuits (screen printer, component pick and place, axial component insertion, re-flowoven, wave solder and in-circuit test system). In addition, Maxima has invested in "pockets of automation" for mistake-proofing and productivity improvements.

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

   On June 14, 2002, the Company sold a former manufacturing facility located in Brighton, Massachusetts for $9.2 million of gross proceeds. Net proceeds of $8.0 million from the asset sale were deposited in a restricted account pursuant to the New Revolving Credit Facility Agreement for the purpose of applying the proceeds to the semi-annual interest payment due under the Company's Senior Notes. In connection with the above the Company recorded a gain on the asset sale of $5.7 million.

    The Company maintains a $25.0 million revolving credit facility ("New Revolving Credit Facility"). At July 27, 2002, $25.0 million was outstanding under the New Revolving Credit Facility Agreement. The Company also maintains certain foreign receivables facilities. Borrowings under these facilities are limited to the amount of certain foreign receivables. At July, 27, 2002, the Company had outstanding $11.1 million under its foreign receivables facilities.

   As of July 27, 2002, the Company had total indebtedness (including redeemable put warrants and foreign receivables facilities) of $248.4 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $57.9 million. The change in total indebtedness of $3.4 million as compared to $244.9 million at April 27, 2002 is the result of an net increase of $0.1 million in unrestricted subsidiary borrowings and $3.3 million net increase in restricted subsidiary borrowings.

  The Company's working capital was $53.4 million at July 27, 2002. The Company's cash flows provided by continuing operations were $82,000 during the first quarter of fiscal 2003 which includes $1.2 million cash interest payments and $0.8 million in state and foreign income tax payments, as compared to cash used in continuing operations of $24.8 million in the first quarter of fiscal 2002.

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

    The Company invested $2.9 million in capital expenditures during the first quarter of fiscal 2003 including $1.0 million at PHI for a planned new product Introduction and $0.9 million at ASI for facility improvements and investment in information technology.

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

    The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

Revenue Recognition

    Sales of goods that are not part of long-term contracts are generally recognized upon shipment of products, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Service revenue is recognized when the service is performed and accepted by the customer. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires significant installation to be performed by the Company that is not perfunctory and inconsequential, such revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product's revenue is recognized.

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

Accounts Receivable

    The Company reviews the financial condition of all new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for all major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited to only a small number of customers. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management's judgments. Conditions impacting the collectibility of the Company's receivables could cause actual asset write-offs to be materially different than the reserved balances as of July 27, 2002.

Inventory Obsolescence

     Inventories are primarily stated at the lower of cost (first-in, first-out method) or market. Certain inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method. The amount by which the replacement cost exceeds the LIFO value was not material at July 27, 2002. The Company's management is responsible for evaluating the historical and forecasted demand for the Company's products to determine if the carrying value of finished goods and raw materials is recoverable through future sales. The Company's management also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis.

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

    The Company is in the process of completing the first step of the transitional goodwill impairment test and will have it completed during the three months and quarter ended October 26, 2002 based on the amount of goodwill as of the beginning of the fiscal year, as required by SFAS No. 142. The Company is utilizing a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company will determine if the fair value of each of the reporting units exceeded their carrying amounts. The Company ceased in recording the amortization of goodwill on April 28, 2002 as required by SFAS No. 142. Goodwill amortization during the first quarter of fiscal 2002 was $0.7 million.

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

    Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company had recorded a full valuation allowance against its deferred tax assets as of July 27, 2002, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

New Accounting Pronouncements

   In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at he date of commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB Opinion No. 30. Adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS
No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 144. Adoption is not expected to have a material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Adoption is not expected to have a material impact on the Company's financial statements.

ITEM 3.--QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II
                                OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

    In March 1998, the Company's Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation ("Toshiba") in the U.S. District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the U.S. District Court for the Southern District of Texas alleging, among other things, that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent Infringement by Robicon and the request for declaratory judgment. These claims were then transferred to the Western District of Pennsylvania. On November 29, 1999, the Pennsylvania district court granted Robicon's Motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. There has been no substantive change in the status of this litigation.

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

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: September 16, 2002              By: /s/ Joseph W. McHugh, Jr.
                                       ----------------------------------------
                                       Joseph W. McHugh, Jr.
                                       Chief Financial Officer and Principal
                                       Accounting Officer