Form 10-Q
period 2002-10-26
HIGH VOLTAGE ENGINEERING CORP
filed 2002-12-11
CIK 47395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 26, 2002

                                       or

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

                                  MASSACHUSETTS
         (State or other jurisdiction of incorporation or Organization)

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

                               (1) Yes /X/ No / /

                               (2) Yes / / No /X/
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                               (1) Yes / / No /X/

Number of Common Shares outstanding at December 11, 2002: 1,082.7429 shares.

                                    CONTENTS

PART I - FINANCIAL INFORMATION

    ITEM 1. - FINANCIAL STATEMENTS


       Consolidated Balance Sheets at October 26, 2002 (Unaudited) and April 27, 2002 (Audited).......    3

       Consolidated Statements of Operations for the Three and Six Months ended
       October 26, 2002 (Unaudited) and October 27, 2001 (Unaudited)..................................    4

       Consolidated Statements of Stockholders' Deficiency for the Six Months ended
       October 26, 2002 (Unaudited) and for the Years ended April 27, 2002 (Audited)
       and April 28, 2001 (Audited)...................................................................    5

       Consolidated Statements of Cash Flows for the Six Months ended
       October 26, 2002 (Unaudited) and October 27, 2001 (Unaudited)..................................    6

       Notes to Consolidated Financial Statements (Unaudited).........................................    8

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...   18

    ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   27

    ITEM 4. - CONTROLS AND PROCEDURES.................................................................   27

PART II - OTHER INFORMATION

    ITEM 1. - LEGAL PROCEEDINGS.......................................................................   28

    ITEM 2. - CHANGES IN SECURITIES...................................................................   28

    ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.........................................................   28

    ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   28

    ITEM 5. - OTHER INFORMATION.......................................................................   28

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K........................................................   28

SIGNATURES AND CERTIFICATIONS.........................................................................   29

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                       October 26,   April 27,
                                                          2002         2002
                                                       -----------   ---------
                                                       (Unaudited)   (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................     $ 11,635    $ 14,378
  Restricted cash...................................        5,158       4,470
  Accounts receivable, net..........................      119,073     121,214
  Refundable income taxes...........................           89         266
  Inventories.......................................       43,976      40,842
  Costs and earnings in excess of billings..........       27,188      11,343
  Prepaid expenses and other current assets.........        7,205       6,534
                                                         ---------   ---------
    Total current assets............................      214,324     199,047
PROPERTY, PLANT AND EQUIPMENT, NET..................       73,539      70,226
ASSETS HELD FOR SALE................................       55,037      62,104
OTHER ASSETS, NET...................................       18,796      20,988
COST IN EXCESS OF NET ASSETS ACQUIRED, NET..........       20,399      20,024
                                                         ---------   ---------
                                                         $382,095    $372,389
                                                         =========   =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current maturities of long-term debt obligations..     $ 22,709    $ 14,573
  Foreign credit line...............................       10,217      12,285
  Accounts payable..................................       76,239      71,452
  Accrued interest..................................        4,347       4,602
  Accrued liabilities...............................       31,492      31,225
  Billings in excess of costs.......................        5,794       5,512
  Advance payments by customers.....................       28,626      22,140
  Federal, foreign and state income taxes payable...        1,732         588
  Deferred income taxes.............................        3,309       4,018
  Redeemable put warrants...........................        2,900       2,900
                                                         ---------   ---------
    Total current liabilities.......................      187,365     169,295
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES......      218,808     215,178
DEFERRED INCOME TAXES...............................       13,882      14,053
LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE ...        9,975      11,353
OTHER LIABILITIES...................................       29,121      24,860
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $59,966 AS OF OCTOBER 26, 2002).....       56,544      53,847
MINORITY INTEREST...................................           16          93
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Common stock......................................            1           1
  Paid-in-capital...................................       20,140      20,140
  Accumulated deficit...............................     (148,527)   (131,294)
  Common stock warrants.............................        2,813       2,813
  Other comprehensive (loss)........................       (8,043)     (7,950)
                                                         ---------   ---------
    Total stockholders' deficiency..................     (133,616)   (116,290)
                                                         ---------   ---------
                                                         $382,095    $372,389
                                                         =========   =========

          See accompanying notes to consolidated financial statements.

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   ---------------------------    ---------------------------
                                                   OCTOBER 26,    OCTOBER 27,     OCTOBER 26,     OCTOBER 27,
                                                      2002           2001            2002            2001
                                                   ------------   ------------    ------------    ------------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Net sales......................................    $    93,740    $    86,731      $  183,378     $   171,334
Cost of sales..................................         72,088         67,450         139,139         135,070
                                                   ------------   ------------    ------------    ------------
  Gross profit.................................         21,652         19,281          44,239          36,264

Administrative and selling expenses............         17,470         16,043          35,085          31,286
Research and development expenses..............          2,587          2,401           5,154           4,619
Other..........................................          1,588            323           2,355           1,165
                                                   ------------   ------------    ------------    ------------
  Income (loss) from operations................              7            514           1,645            (806)


Gain on disposal of assets held of sale........             --             --           5,700              --
Interest expense...............................         (5,775)        (5,514)        (11,050)        (10,443)
Interest income................................            364            350             519             629
                                                   ------------   ------------    ------------    ------------
  Loss from continuing operations before
    income taxes, discontinued operations
    and extraordinary items....................         (5,404)        (4,650)         (3,186)        (10,620)
Income taxes...................................            609            467             847           1,546
                                                   ------------   ------------    ------------    ------------
  Loss from continuing operations, before
    discontinued operations and extraordinary
    items......................................         (6,013)        (5,117)         (4,033)        (12,166)

Discontinued operations:
  Loss from discontinued operations............         (5,058)        (3,074)         (8,849)         (5,175)
Extraordinary loss, net of income taxes........             --             --              --            (327)
                                                   ------------   ------------    ------------    ------------
NET LOSS.......................................        (11,071)        (8,191)        (12,882)        (17,668)
Preferred dividends............................         (2,068)        (1,809)         (4,049)         (3,525)
Accretion of redeemable preferred stock........           (151)          (171)           (302)           (342)
                                                   ------------   ------------    ------------    ------------
Net loss applicable to common
  stockholders.................................    $   (13,290)   $   (10,171)    $   (17,233)    $   (21,535)
                                                   ============   ============    ============    ============
Basic and fully diluted net loss per common share:
  Continuing operations........................    $ (7,601.11)   $ (6,553.10)    $ (7,741.46)    $(14,804.25)
  Loss from discontinued operations............      (4,670.36)     (2,838.41)      (8,170.82)      (4,778.39)
  Extraordinary items..........................             --             --              --         (301.94)
                                                   ------------   ------------    ------------    ------------
  Net loss applicable to common
    stockholders...............................    $(12,271.47)   $ (9,391.51)    $(15,912.28)    $(19,884.58)
                                                   ============   ============    ============    ============
Weighted average common stock outstanding......          1,083          1,083           1,083           1,083
Weighted average common stock and dilutive
  equivalents outstanding......................          1,276          1,276           1,276           1,276
                                                       =======        =======         =======         =======


          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)


                                                                      COMMON       OTHER
                                 COMMON    PAID-IN    ACCUMULATED     STOCK     COMPREHENSIVE
                                 STOCK     CAPITAL      DEFICIT      WARRANTS      (LOSS)         TOTAL
                                 ------   ---------   -----------   ---------   ------------   ----------
Balance, April 29, 2000
  (Audited).................       $1      $19,527     $(94,863)      $2,200       $    33      $ (73,102)
Net income..................                             15,354                                    15,354
Preferred stock dividends...                             (6,101)                                   (6,101)
Accretion of redeemable
  preferred stock...........                               (605)                                     (605)
Issuable shares of common
  stock and common stock
  warrants..................                   613                       613                        1,226
Change in foreign currency
  translation...............                                                          (854)          (854)
Pension liability adjustment                                                          (376)          (376)
                                 ------   ---------   -----------   ---------   -------------   ----------
Balance, April 28, 2001
  (Audited).................        1       20,140      (86,215)       2,813        (1,197)       (64,458)
Net loss....................                            (37,354)                                  (37,354)
Preferred stock dividends...                             (7,036)                                   (7,036)
Accretion of redeemable
  preferred stock...........                               (689)                                     (689)
Change in foreign currency
  translation...............                                                           (43)           (43)
Pension liability adjustment                                                        (6,710)        (6,710)
                                 ------   ---------   -----------   ---------   -------------   ----------
Balance, April 27, 2002
  (Unaudited)...............        1       20,140     (131,294)       2,813        (7,950)      (116,290)
Net loss....................                            (12,882)                                  (12,882)
Preferred stock dividends...                             (4,049)                                   (4,049)
Accretion of redeemable
  preferred stock...........                               (302)                                     (302)
Change in foreign currency
  translation...............                                                          (108)          (108)
Pension liability adjustment                                                            15             15
                                 ------   ---------   -----------   ---------   -------------   ----------
Balance, October 26, 2002
  (Unaudited)...............       $1      $20,140    $(148,527)      $2,813       $(8,043)     $(133,616)
                                 ======   =========   ===========   =========   =============   ==========

          See accompanying notes to consolidated financial statements.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 26,     OCTOBER 27,
                                                                     2002            2001
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss................................................       $(12,882)       $(17,668)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Loss from discontinued operations, net of income
       taxes...............................................          8,849           5,175
     Extraordinary item, net of income taxes...............             --             327
     Depreciation and amortization.........................          6,121           8,028
     Non-cash interest.....................................            578             606
     Deferred income taxes.................................           (880)         (1,386)
     Undistributed earnings of affiliate...................            (11)            (75)
     (Gain) on sale of assets..............................         (5,709)            (60)
 Change in assets and liabilities net of effects of
    business acquisition:
       Accounts receivable, net............................          2,141          17,932
       Refinanced Receivables Purchase Facility............             --         (10,279)
       Refundable Income taxes.............................            177              --
       Inventories.........................................         (3,134)          3,883
       Costs and earnings in excess of billings............        (15,845)          4,941
       Prepaid expenses and other current assets...........           (671)         (3,499)
       Other assets........................................          1,017          (2,947)
       Accounts payable, accrued interest and accrued
         liabilities.......................................          6,433         (10,401)
       Billings in excess of cost..........................            282          (1,409)
       Advance payments by customers.......................          6,486             625
       Federal, foreign and state income taxes payable.....          1,144         (11,779)
                                                                  ---------       ---------
       Net cash (used in) continuing operations............         (5,904)        (17,986)
       Net cash (used in) discontinued operations..........         (3,381)        (19,543)
                                                                  ---------       ---------
       Net cash (used in) operating activities.............         (9,285)        (37,529)
                                                                  ---------       ---------

Cash flows from investing activities:
   Additions to property, plant and equipment, continuing
       operations..........................................         (6,009)         (2,337)
   Additions to property, plant and equipment, discontinued
       operations..........................................         (1,473)         (1,425)
   Acquisition of Brazil minority interest.................           (375)             --
   Other - proceeds from sale of assets held for sale......          8,628             202
                                                                  ---------       ---------
       Net cash provided by (used in) investing activities.            771          (3,560)
                                                                  ---------       ---------

              HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 26,     OCTOBER 27,
                                                                     2002            2001
                                                                 -----------     -----------
                                                                 (Unaudited)     (Unaudited)
 Cash flows from financing activities:
   Net (payments) proceeds on foreign credit line..........         (3,106)          3,593
   Net (increase) decrease in restricted cash..............           (688)         25,931
   Principal payments on long-term obligations.............         (1,543)         (1,281)
   Net borrowings (payments) under credit agreements.......          9,850          (1,752)
   Proceeds from the issue of long-term obligations, net
     of issuance costs.....................................             12             244
   Minority interest.......................................            (77)             16
   Cash overdraft, continuing operations...................            575             832
   Cash overdraft, discontinued operations.................           (699)            (14)
                                                                  ---------       ---------
     Net cash provided by financing activities.............          4,324          27,569
                                                                  ---------       ---------
Effect of foreign exchange rate changes on cash............          1,447             103
                                                                  ---------       ---------
   Net (decrease) in cash and cash equivalents.............         (2,743)        (13,417)
   Cash and cash equivalents, beginning of the period......         14,378          26,249
                                                                  ---------       ---------
   Cash and cash equivalents, end of the period............       $ 11,635        $ 12,832
                                                                  =========       =========

Supplemental Disclosure of Cash Flows Information:
   Cash paid for:
   Interest................................................       $ 12,869        $ 11,472
   Income taxes............................................            739          14,829
Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Preferred stock dividends-in-kind and issuable preferred
     stock dividends-in-kind...............................       $  2,395        $  3,525
   Leased asset additions..................................              2           2,965


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

    As described in Note 2, the Company has reclassified the results of operations of Physical Electronics, Inc.'s ("PHI") analytical equipment business as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

    The Company operates on a 52 or 53 week fiscal year. The results of operations for the six months ended October 26, 2002 and October 27, 2001 are for 26 week periods, respectively. The terms "fiscal 2003", and "fiscal 2002" refer to the Company's fiscal years ended April 26, 2003, and April 27, 2002, respectively.

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

NOTE 2 - DISCONTINUED OPERATIONS, LIQUIDITY AND OTHER TRANSACTIONS

     During the second quarter of fiscal 2003, the Company's Board of Directors approved the divestiture of PHI's analytical equipment business which was part of the Advanced Surface Analysis business segment. This decision was based on the continued weakness in the semiconductor and laboratory instrument markets and further push out of capital investments within PHI's customer base. The results of operations for PHI's analytical equipment business has been reclassified to discontinued operations for all periods presented. The net assets of the analytical equipment business have been reclassified to assets held for sale which has been stated at the lower of cost or estimated market value. Interest has been allocated to discontinued operations based on the Intercompany Notes, as defined, per the Indenture governing the 1998 Senior Notes. Loss from discontinued operations includes allocated interest in the amount of $1,033 and $1,034 for three months ended October 26, 2002 and October 27, 2001, respectively. Loss from discontinued operations includes allocated interest in the amount of $2,066 and $2,067 for six months ended October 26, 2002 and October 27, 2001, respectively. It is reasonably possible that the proceeds from the sale of these assets will differ significantly from the carrying amount which could materially impact the financial position and results of operations of the Company. During the three months ended October 26, 2002 and October 27, 2001, analytical equipment sales amounted to $8,493 and $11,455, respectively. During the six months ended October 26, 2002 and October 27, 2001, analytical equipment sales amounted to $13,724 and $21,574, respectively. Loss from operations for the three months ended October 26, 2002 and October 27, 2001 amounted to $5,058 and $3,074, respectively. Loss from operations for the six months ended October 26, 2002 and October 27, 2001 amounted to $8,849 and $5,175, respectively. It is the intention of the Company to sell the analytical equipment business by the end of fiscal 2003.

               HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 2 - DISCONTINUED OPERATIONS, LIQUIDITY AND OTHER TRANSACTIONS (Continued)

    The major classes of net assets held for sale are as follows:

                                                  October 26,   April 27,
                                                     2002         2002
                                                  -----------   ---------
Current assets.................................    $ 31,802      $36,261
Current liabilities............................     (10,838)     (12,513)
Property, plant and equipment..................      15,229       15,263
Other assets...................................       8,006        8,187
Other noncurrent liabilities...................        (384)        (385)
Cumulative translation adjustment..............       1,247        1,545
                                                  ----------    ---------
                                                   $ 45,062      $48,358
                                                  ==========    =========

    Assets held for sale includes $2,451 and $2,393 at October 27, 2001 and April 27, 2002, respectively for a former manufacturing facility located in Brighton, Massachusetts.

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

    During the second quarter of fiscal 2003, an unrestricted subsidiary, as defined, of the Company purchased and is holding, available for sale, (i) 28,589 shares of the Company's redeemable preferred stock for a total cost of $0.9 million, with a liquidation preference of $28.6 million, (ii) 12 redeemable put warrants of the Company at no cost (iii) warrants to purchase
31.9 shares of common stock of the Company for no cost and (iv) .08 shares of the Company's common stock at no cost. The cost of this investment is included in other assets and will be accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not deem it appropriate to recognize additional equity and debt reduction as a result of this transaction.

At October 26, 2002 the Company was not in compliance with certain financial covenants as guarantor of the W.P. Carey sales leaseback obligation for it's subsidiary Maxima Technologies, Inc. and subsidiaries' ("Maxima") Lancaster, Pennsylvania facility. Total amount outstanding at October 26, 2002 on the lease obligation amounted to $3,884 of which $3,718 is classified as long term debt. The lease has been classified as a capital lease and is reflected in fixed assets. The Company believes it will be able to negotiate a waiver or revise the financial covenants with the lessor.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 2 - DISCONTINUED OPERATIONS AND LIQUIDITY (Continued)

    The Company anticipates that, barring unforeseen circumstances, given current management estimates the Company will have the liquidity to pay its obligation for the 1998 Senior Notes interest payment due February 15, 2003 in the amount of $8,331. However, in the event that the Company is unable to realize its management estimates for cash from operations, the Company may need cash incremental to its projections. The Company's sales are seasonal and subject to the risk the of capital investments within its customer base. Sources of additional funding could include reinitiating the asset securitization agreement, selling assets or raising additional equity capital as necessary. The terms of additional funding may also limit the Company's operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to the Company on terms acceptable to the Company, or at all. Failure to obtain adequate future funding when needed or on acceptable terms would materially and adversely affect the Company's financial position and results of operations and could effect the timing of the payment of the 1998 Senior Notes interest due February 15, 2003.

    In the past, the Company has raised liquidity through the sale of assets or stand-alone businesses. The Company may conduct similar asset sales from time to time in the future and may, in accordance with the terms of the 1998 Senior Notes indenture, use the proceeds of such asset sales to retire indebtedness of the Company, including the Company's 1998 Senior Notes, either in negotiated transactions or transactions on the open market.

NOTE 3 - INVENTORIES

    Inventories consisted of the following as of:

                                           October 26,   April 27,
                                              2002         2002
                                           -----------   ---------
                                           (Unaudited)   (Audited)

Raw materials...........................     $24,325      $23,807
Work-in-process.........................       9,061       12,581
Finished goods..........................      10,590        4,454
                                             -------      -------
   Total................................     $43,976      $40,842
                                             =======      =======

NOTE 4 - CONTINGENCIES

    In March 1998, the Company's subsidiary, Robicon Corporation and subsidiaries ("Robicon"), initiated litigation against Toshiba International Corporation ("Toshiba") in the U.S. District Court for the Western District of Pennsylvania alleging infringement of one of Robicon's Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the U.S. District Court for the Southern District of Texas alleging, among other things, that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon's patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgment. These claims were then transferred to the Western District of Pennsylvania. On November 29, 1999, the Pennsylvania district court granted Robicon's motion to dismiss Toshiba's patent infringement claim against Robicon. The only remaining transferred claim is Toshiba's request for declaratory judgment. There has been no substantive change in the status of this litigation.

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

    The Industrial Power Control segment includes Ansaldo Sistemi Industriali S.p.A. ("ASI") and Robicon, together operated as "ASIRobicon". The Advanced Surface Analysis segment has two main components, analytical services and equipment sales. The segment consists of Charles Evans and Associates, operated as Evans Analytical Group ("EAG") and High Voltage Engineering Europa, B.V. ("HVE Europa"). The third industry segment, Customized Monitoring Instrumentation, reflect the results of operations of Maxima.

    The Company evaluates the performance of each segment on its ability to generate cash. Information concerning operations in these businesses is as follows:


                                                      Operating                   Depreciation
                                             Net        Income    Identifiable        and         Capital
                                            Sales       (Loss)       Assets       Amortization   Expenditures
                                          ---------   ---------   ------------   -------------   ------------
Six Months Ended October 27, 2001
Restricted subsidiary (Robicon)........   $ 44,674     $  (164)     $ 57,553        $ 1,103         $  704
Unrestricted subsidiary (ASI)..........     85,550         809       138,055          1,999          3,696
                                          ---------    --------     ---------       --------        -------
Industrial power control...............    130,224         645       195,608          3,102          4,400
Advanced surface analysis..............     16,653        (842)      115,419          3,669            583
Customized monitoring
  instrumentation .....................     24,457       1,126        42,042          1,179            297
Corporate..............................         --      (1,735)       15,982             78             22
                                          ---------    --------     ---------       --------        -------
  Consolidated (Unaudited).............   $171,334     $  (806)     $369,051        $ 8,028         $5,302
                                          =========    ========     =========       ========        =======
Six Months Ended October 26, 2002
Restricted subsidiary (Robicon)........   $ 63,819     $ 6,030      $ 60,143        $   731         $  668
Unrestricted subsidiary (ASI)..........     80,200      (2,770)      168,730          1,764          3,143
                                          ---------    --------     ---------       --------        -------
Industrial power control...............    144,019       3,260       228,873          2,495          3,811
Advanced surface analysis..............     14,086        (226)      104,135          2,819            803
Customized monitoring
  instrumentation .....................     25,273       1,888        43,187            760          1,390
Corporate..............................         --      (3,277)        5,900             47              7
                                           --------    --------     ---------       --------        -------
  Consolidated (Unaudited).............   $183,378     $ 1,645      $382,095        $ 6,121         $6,011
                                          =========    ========     =========       ========        =======


    On April 28, 2002, the Company ceased recording amortization of goodwill pursuant to SFAS No. 142. Goodwill amortization recorded during the second quarter of fiscal 2002 amounted to $1,135. Goodwill amortization recorded during the first half of fiscal 2002 was $1,735.

    Identifiable assets for the Advanced Surface Analysis segment includes assets held for sale of $45,062 and $55,947 at October 26, 2002 and October 27, 2001, respectively related to the reclassification of PHI's analytical equipment sales net assets.

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 5 - SEGMENT DATA (Continued)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at October 26, 2002.

                                                 Restricted     Unrestricted   Eliminations
                                                Subsidiaries    Subsidiaries    Adjustments    Total
                                               -------------   -------------   ------------   --------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents..................    $  7,274        $  4,361       $    --      $ 11,635
  Restricted cash............................       5,080              78            --         5,158
  Accounts receivable, net of
    allowance for doubtful accounts..........      41,493          77,580            --       119,073
  Refundable income taxes....................           6              83            --            89
  Inventories................................      22,964          21,012            --        43,976
  Costs and earnings in excess of billings...       6,823          20,365            --        27,188
  Prepaid expenses and other current assets..       2,979           4,226            --         7,205
                                               -------------   ------------   ------------   --------
    Total current assets.....................      86,619         127,705            --       214,324
PROPERTY, PLANT AND EQUIPMENT, NET...........      38,582          34,957            --        73,539
ASSETS HELD FOR SALE.........................      55,037              --            --        55,037
OTHER ASSETS, NET............................      12,728           6,068            --        18,796
COST IN EXCESS OF NET ASSETS ACQUIRED........      20,399              --            --        20,399
INTERCOMPANY ACCOUNTS, NET...................      25,636         (25,714)           78            --
                                               -------------   ------------   ------------   --------
                                                 $239,001        $143,016       $    78      $382,095
                                               =============   ============   ============   ========
                      LIABILITIES AND
                 STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations......... ....................    $  1,636        $ 21,073      $     --      $ 22,709
  Foreign receivables facilities.............       1,648           8,569            --        10,217
  Accounts payable and accrued expense.......      36,698          75,407           (27)      112,078
  Billings in excess of costs................         998           4,796            --         5,794
  Advance payments by customers..............      18,306          10,320            --        28,626
  Federal, foreign and state income
    taxes payable............................         571           1,161            --         1,732
  Deferred income taxes......................       2,163           1,146            --         3,309
  Redeemable put warrants....................       2,900              --            --         2,900
                                               -------------   ------------   ------------   --------
    Total current liabilities................      64,920         122,472           (27)      187,365
LONG-TERM OBLIGATIONS, LESS CURRENT
   MATURITIES................................     190,531          28,277            --       218,808
DEFERRED INCOME TAXES........................      13,500             382            --        13,882
LIABILITIES ASSOCIATED WITH ASSETS HELD
   FOR SALE..................................       9,975              --            --         9,975
OTHER LIABILITIES............................      10,058          19,063            --        29,121
REDEEMABLE PREFERRED STOCK (AGGREGATE
   LIQUIDATION PREFERENCE OF $59,966
   AS OF OCTOBER 26, 2002....................      56,544              --            --        56,544
MINORITY INTEREST............................          16              --            --            16
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET................    (106,543)        (27,178)          105      (133,616)
                                               -------------   ------------   ------------   --------
                                                 $239,001        $143,016      $     78      $382,095
                                               =============   ============   ============   ========

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 5 - SEGMENT DATA (Continued)

    The following represents the supplemental consolidating statement of operation for the Company's restricted and unrestricted subsidiaries for the six months ended October 26, 2002.

                                                       Restricted    Unrestricted   Eliminations
                                                      Subsidiaries   Subsidiaries   Adjustments      Total
                                                      ------------   ------------   ------------   ---------
Net sales..........................................     $105,816       $ 80,670      $ (3,108)     $183,378
Cost of sales......................................       76,721         65,526        (3,108)      139,139
                                                        ---------      ---------     ---------     ---------
  Gross profit.....................................       29,095         15,144            --        44,239

Administrative and selling expenses................       19,573         15,512            --        35,085
Research and development expenses..................        3,086          2,068            --         5,154
Other, net.........................................        2,021            334            --         2,355
                                                        ---------      ---------     ---------     ---------
  Income (loss) from operations....................        4,415         (2,770)           --         1,645

Gain on disposal of assets held for sale...........        5,700             --            --         5,700
Interest expense...................................       (8,639)        (2,411)           --       (11,050)
Interest income....................................          125            394            --           519
                                                        ---------      ---------     ---------     ---------
  Income (loss) from continuing operations before
    income taxes and discontinued operations.......        1,601         (4,787)           --        (3,186)
Income taxes (credit)..............................         (132)           979            --           847
                                                        ---------      ---------     ---------     ---------
  Income (loss) from continuing operations before
    discontinue operations.........................        1,733         (5,766)           --        (4,033)
  Loss from discontinue operations.................       (8,849)            --            --        (8,849)
                                                        ---------      ---------     ---------     ---------
Net loss...........................................     $ (7,116)      $ (5,766)     $     --      $(12,882)
                                                        =========      =========     =========     =========

Supplemental Data:
  Depreciation and amortization....................     $  4,357       $  1,764      $     --      $  6,121
  Capital expenditures.............................        2,868          3,143            --         6,011

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 5 - SEGMENT DATA (Continued)

    The following represents the supplemental consolidating balance sheet for the Company's restricted and unrestricted subsidiaries at October 27, 2001.

                                                       Restricted    Unrestricted   Eliminating
                                                      Subsidiaries   Subsidiaries   Adjustments     Total
                                                      ------------   ------------   -----------   ---------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................     $  9,405       $  3,427       $  --       $ 12,832
  Restricted cash..................................        2,380            134          --          2,514
  Accounts receivable,.............................       38,944         71,849          --        110,793
  Refundable income taxes..........................        1,366             --          --          1,366
  Inventories......................................       25,845         12,796          --         38,641
  Costs and earnings in excess of billings.........        2,562          5,529          --          8,091
  Prepaid expenses and other current assets........        2,533          9,079          --         11,612
                                                        ---------      ---------      ------      ---------
    Total current assets...........................       83,035        102,814          --        185,849
PROPERTY, PLANT AND EQUIPMENT, NET.................       36,776         27,578          --         64,354
ASSETS HELD FOR SALE...............................       69,482             --          --         69,482
OTHER ASSETS, NET..................................       17,735          7,663          --         25,398
COST IN EXCESS OF NET ASSETS ACQUIRED..............       23,968             --          --         23,968
INTERCOMPANY ACCOUNTS, NET.........................       18,206        (17,684)       (522)            --
                                                        ---------      ---------      ------      ---------
                                                        $249,202       $120,371       $(522)      $369,051
                                                        =========      =========      ======      =========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Current maturities of long-term debt
    obligations....................................     $  1,474       $  6,859       $  --       $  8,333
  Foreign credit line..............................        1,023          8,669          --          9,692
  Accounts Payable and accrued expense.............       34,893         63,198          --         98,091
  Billings in excess of costs......................          717          2,170          --          2,887
  Advance payments by customers....................       11,734          7,744          --         19,478
  Federal, foreign and state income taxes
    payable........................................          631          1,269          --          1,900
  Deferred income taxes............................        1,118            832          --          1,950
  Redeemable put warrants..........................        2,900             --          --          2,900
                                                        ---------      ---------      ------      ---------
    Total current liabilities......................       54,490         90,741          --        145,231
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....      182,868         28,630          --        211,498
DEFERRED INCOME TAXES..............................       13,519             --          --         13,519
LIABILITIES ASSOCIATED WITH ASSETS HELD
  FOR SALE.........................................       11,084             --          --         11,084
OTHER LIABILITIES..................................        5,032         18,811          --         23,843
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION
  PREFERENCE OF $50,498)...........................       49,989             --          --         49,989
MINORITY INTEREST..................................           14             --          --             14
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY, NET......................      (67,794)       (17,811)       (522)       (86,127)
                                                        ---------      ---------      ------      ---------
                                                        $249,202       $120,371       $(522)      $369,051
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


                                                       Restricted    Unrestricted   Elimination
                                                      Subsidiaries   Subsidiaries   Adjustments     Total
                                                      ------------   ------------   -----------   ----------
Net sales..........................................     $ 87,285        $86,247      $(2,198)      $171,334
Cost of sales......................................       66,583         70,685       (2,198)       135,070
                                                         --------       --------     --------      ---------
  Gross profit.....................................       20,702         15,562           --         36,264

Administrative and selling expenses................       18,617         12,669           --         31,286
Research and development expenses..................        3,110          1,509           --          4,619
Other, net.........................................          590            575           --          1,165
                                                         --------       --------     --------      ---------
  (Loss) income from operations....................       (1,615)           809           --           (806)

Interest expense...................................       (8,295)        (2,148)          --        (10,443)
Interest income....................................          353            276           --            629
                                                         --------       --------     --------      ---------
  Loss from operations before income taxes
    discontinued operations and extraordinary item.       (9,557)        (1,063)          --        (10,620)
Income taxes.......................................          471          1,075           --          1,546
                                                         --------       --------     --------      ---------
  Loss from continuing operations before
    discontinued operations and extraordinary item.      (10,028)        (2,138)          --        (12,166)
Loss from discontinue operations...................       (5,175)            --           --         (5,175)
Extraordinary loss, net of income taxes............         (327)            --           --           (327)
                                                         --------       --------     --------      ---------

Net loss...........................................     $(15,530)       $(2,138)     $    --       $(17,668)
                                                         ========       ========     ========      =========

Supplemental Data:
    Depreciation and Amortization..................     $  6,029        $ 1,999      $    --       $  8,028
    Capital Expenditures...........................        1,606          3,696           --          5,302

             HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)

    The after-tax components of accumulated other comprehensive income (loss) are as follows:

                                                       Foreign       Pension         Other
                                                       Currency      Liability   Comprehensive
                                                      Translation   Adjustment       Loss
                                                      -----------   ----------   -------------
Balance, April 29, 2000............................    $    33       $    --       $    33
Change in foreign currency translation.............       (854)           --          (854)
Pension liability adjustment.......................         --          (376)         (376)
                                                       --------      --------      --------
Balance, April 28, 2001............................       (821)         (376)       (1,197)
Change in foreign currency translation.............        (43)           --           (43)
Pension liability adjustment.......................         --        (6,710)       (6,710)
                                                       --------      --------      --------
Balance, April 27, 2002............................       (864)       (7,086)       (7,950)
Change in foreign currency translation.............       (108)           --          (108)
Pension liability adjustment.......................         --            15            15
                                                       --------      --------      --------
Balance, October 26, 2002..........................    $  (972)      $(7,071)      $(8,043)
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

NOTE 7 - GAIN ON SALE OF ASSETS HELD FOR SALE

    On June 14, 2002, the Company sold a former manufacturing facility located in Brighton, Massachusetts for $9,180 of gross proceeds. In connection with the above the Company recorded a gain on the asset sale of $5,700. Included in assets held for sale is $2,451 and $2,393 at October 27, 2001 and April 27, 2002, respectively, for the former manufacturing facility.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

    In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

          HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB Opinion No. 30. Adoption of SFAS No. 145 did not have a material impact on the Company's financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 144. Adoption did not have a material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. The Company completed the first step of the transitional goodwill impairment test during the three months ended July 26, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of April 28, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

    In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables"("EITF 00-21"). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of our April 28, 2003 financial statements.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report may make forward-looking statements regarding future events or the future financial performance of the Company. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations contain projections or results of operations or of financial conditions or state trends and know uncertainties or other future-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward looking statements we may make. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this document.

    The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances.

    As used in this filing, the terms "fiscal 2003" and "fiscal 2002" refer to the Company's fiscal years ended April 26, 2003 and April 27, 2002, respectively. The Company operates on a 52 or 53 week fiscal year. The six months ended October 26, 2002 and October 27, 2001 include the results of operations of the Company for 26 week periods, respectively.

Seasonality; Variability Operating Results

    The majority of the Company's operating units have historically recorded the strongest operating results in the fourth quarter of the fiscal year due in part to seasonal considerations and other factors. In contradiction to past fiscal years Robicon has experienced unusually strong volume during the first quarter of fiscal 2003 in the medium voltage product line due to stronger energy and utility markets along with an increase in the power control systems product line. The Company does not expect that revenue for the fourth quarter of fiscal 2003 for Robicon will follow historical trends.

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

Discontinued Operations

   During the second quarter of fiscal 2003, the Company's Board of Directors approved the divestiture of PHI's analytical equipment business. This decision was based on the continued weakness in the semiconductor and laboratory instrument markets and further push out of capital investments within PHI's customer base. The results of operations for PHI's analytical equipment business has been reclassified to discontinued operations for all periods presented. The net assets of the analytical equipment business have been reclassified to assets held for sale which has been stated at the lower of cost or estimated market value. Interest has been allocated to discontinued operations based on the Intercompany Notes, as defined, per the Indenture governing the 1998 Senior Notes. Loss from discontinued operations includes allocated interest in the amount of $1,033 and $1,034 for the three months ended October 26, 2002 and October 27, 2001, respectively. Loss from discontinued operations includes allocated interest in the amount of $2.1 million for the six months ended October 26, 2002 and October 27, 2001, respectively. The net assets of the analytical equipment business have been reclassified to assets held for sale. It is reasonably possible that the proceeds from the sale of these assets will differ significantly from the carrying amount which could materially impact the financial position and results of operations for the Company. During the three months ended October 26, 2002 and October 27, 2001, analytical equipment sales amounted to $8.5 million and $11.5 million, respectively. During the six months ended October 26, 2002 and October 27, 2001, analytical equipment sales amounted to $13.7 million and $21.6 million, respectively. Loss from operations for the three months ended October 26, 2002 and October 27, 2001 amounted to $5.1 million and $3.1 million, respectively. Loss from operations for the six months ended October 26, 2002 and October 27, 2001 amounted to $8.8 million and $5.2 million, respectively. It is the intention of the Company to sell the analytical equipment business by the end of fiscal 2003.

Results of Operations

Consolidated

    Net sales for the first half of fiscal 2003 were $183.4 million, which was an increase of $12.0 million or 7.0% from the same period in fiscal 2002. The Company reduced its net loss by $4.8 million to $12.9 million for the first half of fiscal 2003 from a net loss of $17.7 million for the same period in fiscal 2002. The primary differences in the decrease in net loss for the first half of fiscal 2003 as compared to the same period in fiscal 2002 were: (i) gain on sale of assets held for sale in the amount $5.7 million (ii) lower sales volume due to the depressed semiconductor market, served by the Advanced Surface Analysis Segment, (iii) continued weakness in the off-highway equipment, heavy truck and specialty vehicles markets served by the Customized Monitoring Instrumentation Segment, (iv) offset by higher margins in the Industrial Power Control segment
(v) decrease in amortization expense of $1,135 for the second quarter of fiscal 2003 and $1,735 for the first half of fiscal 2003, and (vi) a decrease of foreign tax provisions.

Segment Analysis:

Three Months Ended October 26, 2002 Compared to Three Months Ended October 27, 2001

    The Industrial Power Control segment reported net sales of $74.2 million for the second quarter of fiscal 2003, an increase of $6.9 million or 10.3% from the same period in fiscal 2002. The increase came from Robicon where net sales increased $7.3 million or 30.2% during the second quarter of fiscal 2003 compared to the same period in fiscal 2002. This increase in net sales was primarily attributable to the increased volume in the medium voltage product line due to stronger energy markets combined with an increase in the power control systems ("PCS") product line. Net sales for ASI decreased $410,000 or 0.9% in the second quarter of fiscal 2003 compared to the same period in fiscal 2002. The decrease in ASI's revenues in the US and Italian markets where business volumes were significantly lower for large metals industry projects, reflecting the depressed state of the world metals industry. Volumes were also lower for large motors as some customers had extended delivery terms to future quarters and for low voltage drives where some production delays occurred in releasing a new global product. In both cases volumes are expected to increase in future quarters.

    Backlog for the business segment increased by $23.3 million or 12.3% representing 66.0% of full year sales. Backlog at ASI has increased $29.0 million or 23.2% to $153.8 million compared to the backlog at April 27, 2002 of $124.8 million reflecting a strong order book for motors, drive systems and with orders for certain metal products. ASI's backlog expressed in U.S. dollars has also been positively impacted by the stronger euro. Backlog at Robicon decreased $1.0 million or 1.7% to $58.7 million compared to backlog at April 27, 2002 of $57.7 reflecting the higher volume shipped during the current quarter.

    Operating income for the segment decreased $399,000 to $0.9 million during the second quarter of fiscal 2003 compared to $1.3 million during the same period in fiscal 2002. Improvement in Robicon's result offset the impact of lower volumes at ASI. In line with higher volumes, Robicon improved gross margin $2.7 million or 40.7% to $9.4 million during the second quarter of fiscal 2003 compared to the same period in fiscal 2002. In percentage terms gross margin improved 2.3 points. The gross margin improvement reflected not only the higher sales volume but also material cost reductions and improved manufacturing efficiencies. ASI experienced reduced volumes during the quarter and gross margin was impacted accordingly. Operating income was also impacted by an increase in operating expenses reflecting investment in sales channel development, new service organization and information technology infrastructure.

    The Advanced Surface Analysis segment reported net sales of $7.8 million for the second quarter of fiscal 2003, which is a decrease of $317,000 or 3.9% compared to the second quarter of fiscal 2002. Analytical lab services reported net sales of $5.2 million for the second quarter of fiscal 2003, which is a decrease of $0.9 million or 15.3% compared to the second quarter of fiscal 2002. The reason for the decline in sales revenue is primarily the result of a decline in government contracts of $0.8 million primarily associated with the Defense Sciences Research Council not renewing a management services contract. In addition other markets such as telecommunications/fiber optics, data storage and integrated device manufacturers had reduced analytical requirements during the industry downturn that has impacted revenues during this quarter.

    Operating income increased $0.9 million to $140,000 for the second quarter of fiscal 2003 compared to an operating loss of $0.7 million in the second quarter of fiscal 2002. The increase in operating income was a result of lower operating expenses due to lower headcount and lower goodwill amortization costs related to the adoption of SFAS No. 142. The Company is continuing to implement cost reduction plans that have resulted in reduced headcount and reduction of certain variable costs helping to offset the reduced gross margin.

    The Customized Monitoring Instrumentation segment reported net sales of $11.7 million during the second quarter of fiscal 2003, which was an increase of $412,000 or 3.6% compared to the second quarter of fiscal 2002. Depressed market conditions that prevail within the segment's major OEMs was positively offset by new products shipped from the North America and Europe operations was positively impacted by the strengthening euro. Prospects for growth are focused in development of new electronic products for distribution and OEM markets and the attainment of new programs from major OEM customers.

    Operating income increased $165,000 to $0.7 million during the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002. The increase in the operating income is primarily the result of improved margins associated with improved quality and cost containment in the areas of headcount and material cost.


Six Months Ended October 26, 2002 Compared to Six Months Ended
October 27, 2001

    The Industrial Power Control segment reported net sales of $144.0 million for the first half of fiscal 2003, an increase of $13.8 million or 10.6% from the same period in fiscal 2002. Robicon's net sales increased $19.1 million or 42.9% during the first half of fiscal 2003 compared to the same period in fiscal 2002. This increase in net sales was primarily attributable to the increased volume in the medium voltage product line due to stronger energy and utility markets combined with an increase in the PCS product line. Net sales for ASI decreased $5.4 million or 6.3% during the first half of fiscal 2003 compared to the same period in fiscal 2002. The decrease for ASI can be attributed to (i) a much weaker metals market in Europe and North America; (ii) capacity, production, and customer extension of delivery terms leading to delays in large motor shipments; (iii) the impact of the launch and factory re-location of a new low voltage drive product during the period.

    Operating income for the segment increased $2.6 million to $3.3 million during the first half of fiscal 2003 compared to $0.6 million during the same period in fiscal 2002. This increase in operating income was primarily due to improved gross margin which increased $8.3 million or 31.0% to $35.1 million during the first half of fiscal 2003 compared to the same period in fiscal 2002. Robicon's gross margin improved $8.7 million as a result of higher revenues, material cost reductions and efficiencies of higher production. ASI's gross margin decreased by $418,000 to $15.1 million which reflects an improved gross margin percentage by 0.7% due to the benefits of restructuring carried out during fiscal 2001, improved product mix with increased service revenue and more selective contract management. The improved operating income was offset by increases in operating expenses due to higher sales commissions, investment in sales channel development and organization infrastructure development.

    The Advanced Surface Analysis segment reported net sales of $14.1 million for the first half of fiscal 2003, which is a decrease of $2.6 million or 15.4% compared to the first half of fiscal 2002. Analytical lab services reported net sales of $10.4 million for the first half of fiscal 2003, which is a decrease of $2.1 million or 16.7% compared to the first half of fiscal 2002. The reason for the decline in sales revenue is primarily the result of a decline in government contracts of $0.9 million primarily associated with the Defense Sciences Research Council not renewing a management services contract. In addition other markets such as telecommunications/fiber optics, data storage and integrated device manufacturers had reduced analytical requirements.

    Operating loss decreased $0.6 million to a loss of $226,000 for the first half of fiscal 2003 compared to the first half of fiscal 2002. The decrease in the operating loss was a result of lower operating expenses due to lower headcount, and lower goodwill amortization costs related to the adoption of SFAS No. 142. The decrease in operating expenses were partially offset with a decline in gross margin associated with lower volume in the business. The Company is continuing to implement cost reduction plans that have result in reduced headcount, greater focus on the semiconductor industry segment of the business and reduction of certain variable costs helping to offset the reduced gross margin related to volume.

    The Customized Monitoring Instrumentation segment reported net sales of $25.3 million during the first half of fiscal 2003, which was an increase of $0.8 million or 3.3% compared to the first half of fiscal 2002. This segment continues to experience weakness in its OEM and distribution channels in all major markets. New product introductions such as the digital tachometer combination tachometer/speedometer and instrument clusters partially offset the weakness in traditional product sales. Prospects for growth are focused in development of new electronic products for distribution and OEM markets and the attainment of new programs from major OEM customers.

    Operating income increased $0.8 million to $1.9 million during the first half of fiscal 2003 as compared to the first half of fiscal 2002. The increase in the operating income is primarily the result of improved margins associated with improved quality and cost containment in the areas of headcount and material cost.

    Maxima has made major investments during fiscal 2002 to position itself for the future. These investments include a Surface Mount Technology (SMT) based production line for assembly of electronic circuits (screen printer, component pick and place, axial component insertion, re-flow oven, wave solder and in-circuit test system). In addition, Maxima has invested in "pockets of automation" for mistake-proofing and productivity improvements.

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

    During the second quarter of fiscal 2003, an unrestricted subsidiary, as defined, of the Company purchased and is holding, available for sale, (i) 28,589 shares of the Company's redeemable preferred stock for a total cost of $0.9 million, with a liquidation preference of $28.6 million, (ii) 12 redeemable put warrants of the Company at no cost (iii) warrants to purchase
31.9 shares of common stock of the Company for no cost and (iv) .08 shares of the Company's common stock at no cost. The cost of this investment is included in other assets and will be accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not deem it appropriate to recognize additional equity and debt reduction as a result of this transaction.

    The Company anticipates that, barring unforeseen circumstances, given current management estimates the Company will have the liquidity to pay its obligation for the 1998 Senior Notes interest payment due February 15, 2003 in the amount of $8.3 million. However, in the event that the Company is unable to realize its management estimates for cash from operations, the Company may need cash incremental to its projections. The Company's sales are seasonal and subject to risk of capital investments within its customer base. Sources of additional funding could include reinitiating the asset securitization agreement, selling assets or raising additional equity capital as necessary. The terms of additional funding may also limit the Company's operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to the Company on terms acceptable to the Company, or at all. Failure to obtain adequate future funding when needed or on acceptable terms would materially and adversely affect the Company's financial position and results of operations and could effect the timing of the payment of the 1998 Senior Notes interest due on February 15, 2003.

    In addition to various acquisitions of assets or businesses that the Company has completed in the past, the Company has raised liquidity through the sale of assets or stand-alone businesses. The Company may conduct similar asset sales from time to time in the future and may, in accordance with the terms of the 1998 Senior Notes indenture, use the proceeds of such asset sales to retire indebtedness of the Company, including the Company's 1998 Senior Notes, either in negotiated transactions or transactions on the open market.

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

   Dividends on the Company's Series A Exchange Redeemable Preferred Stock are cumulative and accrue at a rate of 12.5% per annum on the liquidation preference of $1,000 per share and are paid semiannually on February 15 and August 15. Dividends have been payable in cash or additional shares at the Company's option, on any dividend payment date, occurring on or prior to August 15, 2002, except to the extent restricted by other agreements of the Company. If any dividend payable on any dividend payment date subsequent to August 15, 2000 is not paid in full in cash, the per annum dividend rate will be increased by 0.50% from such dividend payment date, and following two such non-cash payments, the per annum dividend rate will be increased by 1.00% for each additional semiannual period in which such non-cash payment occurs, up to a maximum of 2.0%. After the date on which such dividend default is cured, the dividend rate will revert to the original rate. After August 15, 2002, dividends must be paid in cash. The dividend rate at October 26, 2002 was 14.5%. Holders of Series A Exchange Redeemable Preferred Stock have preference as to payments of dividends over holders of common stock. During the second quarter of fiscal 2003, an unrestricted subsidiary, as defined, of the Company purchased and is holding, available for sale, (i) 28,589 shares of the Company's redeemable preferred stock for a total cost of $0.9 million, with a liquidation preference of $28.6 million, (ii) 12 redeemable put warrants of the Company at no cost (iii) 31.9 warrants to purchase common stock of the Company for no cost and (iv) .08 shares of the Company's common stock at no cost. The cost of this investment is included in other assets and will be accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not deem it appropriate to recognize additional equity and debt Reduction as a result of this transaction.

    The Company maintains a $25.0 million revolving credit facility ("New Revolving Credit Facility"). At October 26, 2002, $25.0 million was outstanding under the New Revolving Credit Facility Agreement. The Company also maintains certain foreign receivables facilities. Borrowings under these facilities are limited to the amount of certain foreign receivables. At October 26, 2002, the Company had outstanding $10.2 million under its foreign receivables facilities.

    As of October 26, 2002, the Company had total indebtedness (including redeemable put warrants and foreign receivables facilities) of $254.6 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $60.0 million. The change in total indebtedness of $9.7 million as compared to $244.9 million at April 27, 2002 is the result of an net increase in unrestricted subsidiary borrowings.

    At October 26, 2002 the Company was not in compliance with certain financial covenants as guarantor of the W.P. Carey sales leaseback obligation for Maximia's Lancaster, Pennsylvania facility. Total amount outstanding at October 26, 2002 on the lease obligation is $3.9 million of which $3.7 million is classified as long term debt. The lease has been classified as a capital lease. The Company believes it will be able to negotiate a waiver or revise the financial covenants with the lessor.

    The Company's working capital from continuing operations was $27.0 million at October 26, 2002. The Company's cash flows used by continuing operations were $5.9 million during the first half of fiscal 2003 which includes $12.9 million cash interest payments and $0.7 million in state and foreign income tax payments, as compared to cash used in continuing operations of $18.0 million in the first half of fiscal 2002.

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

    The Company invested $6.0 million in capital expenditures during the first half of fiscal 2003 including $1.4 million at Maxima for a Surface Mount Technology (SMT) based production line for assembly of electronic circuits (screen printer, component pick and place, axial component insertion, re-flow oven, wave solder and in-circuit test system) and $3.1 million at ASI for facility improvements and investment in information technology.


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

    The significant accounting policies and estimates that management believes are most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

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

Accounts Receivable

    The Company reviews the financial condition of all new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for all major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers; therefore, material credit risk is limited to only a small number of customers. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management's judgments. Conditions impacting the collectibility of the Company's receivables could cause actual asset write-offs to be materially different than the reserved balances as of October 26, 2002.

Inventory Obsolescence

     Inventories are primarily stated at the lower of cost (first-in, first-out method) or market. Certain inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method. The amount by which the replacement cost exceeds the LIFO value was not material at October 26, 2002. The Company's management is responsible for evaluating the historical and forecasted demand for the Company's products to determine if the carrying value of finished goods and raw materials is recoverable through future sales. The Company's management also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis.

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

    The Company has determine the fair value of each of the reporting units exceeded their carrying amounts. The Company ceased in recording the amortization of goodwill on April 28, 2002 as required by SFAS No. 142.

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

    Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company had recorded a full valuation allowance against its deferred tax assets as of October 26, 2002, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Assets Held for Sale

    Assets held for sale are stated at the lower of cost or estimated market value. The Company's management is responsible for determining the carrying value of the assets held for sale based on management's estimates of the fair value less the cost to sell the assets held for sale.

New Accounting Pronouncements

    In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at he date of commitment. Adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB Opinion No. 30. Adoption of SFAS No. 145 did not have a material impact on the Company's financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 144. Adoption did not have a material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. The Company completed the first step of the transitional goodwill impairment test during the three months ended October 26, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of April 28, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

    In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables"("EITF 00-21"). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of our April 28, 2003 financial statements.

ITEM 3.--QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note Q to the Company's consolidated financial statements included under Item 8.

Interest Rate Risk

    The Company's exposure to interest rate risk is limited to the Company's borrowing arrangements under the New Revolving Credit Facility, Term Loans and certain foreign bank and loan facilities. The interest rates on the Company's other long-term debt are fixed and primarily matures in 2004. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. A 1000 basis point increase in interest rates would have approximately a $2.5 million negative impact on the earnings of the Company.

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

ITEM 4.--CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Commission. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

    The Company also maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

    Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                      HIGH VOLTAGE ENGINEERING CORPORATION

Dated: December 11, 2002               By: /s/ Joseph W. McHugh, Jr.
                                       ----------------------------------------
                                       Joseph W. McHugh, Jr.
                                       Chief Financial Officer and Principal
                                       Accounting Officer




I, Russell L. Shade, Jr, CEO, certify that:

          (1) I have reviewed this quarterly report on Form 10-Q of High Voltage Engineering Corporation;

          (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          (3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in this quarterly report;

          (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:    December 11, 2002

By: /s/ Russell L. Shade, Jr.
-------------------------------
Name:  Russell L. Shade, Jr.
Title: Chief Executive Officer

I, Joseph W. McHugh, Jr, CFO, certify that:

          (1) I have reviewed this quarterly report on Form 10-Q of High Voltage Engineering Corporation;

          (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          (3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in this quarterly report;

          (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               d) designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

               e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

               c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:    December 11, 2002

By: /s/ Joseph W. McHugh, Jr.
------------------------------------
Name:  Joseph W. McHugh, Jr.
Title: Chief Financial Officer and
       Principal Accounting Officer