Form 10-Q
period 2003-01-25
HIGH VOLTAGE ENGINEERING CORP
filed 2003-03-19
CIK 47395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4737

HIGH VOLTAGE ENGINEERING CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS

(State or other jurisdiction of incorporation or Organization)

04-2035796

(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 680, Wakefield, MA  01880

(Address of principal executive offices)  (Zip code)

Registrant’s telephone number, including area code (781) 224-1001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐

(2) Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

(1) Yes ☐ No ☒

Number of Common Shares outstanding at March 19, 2003: 1,082.7429 shares.

CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

Consolidated Balance Sheets at January 25, 2003 (Unaudited) and April 27, 2002 (Audited)

Consolidated Statements of Operations for the Three and Nine Months ended January 25, 2003 (Unaudited) and January 26, 2002 (Unaudited)

Consolidated Statements of Stockholders’ Deficiency for the Nine Months ended January 25, 2003 (Unaudited) and for the Years ended April 27, 2002 (Audited) and April 28, 2001 (Audited)

Consolidated Statements of Cash Flows for the Nine Months ended January 25, 2003 (Unaudited) and January 26, 2002 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES AND CERTIFICATIONS

PART I

FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	January 25, 2003	April 27, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,674	$14,378
Restricted cash	8,274	4,470
Accounts receivable, net	129,557	121,214
Refundable income taxes	408	266
Inventories	43,886	40,842
Costs and earnings in excess of billings	21,267	11,343
Prepaid expenses and other current assets	7,492	6,534
Total current assets	227,558	199,047
PROPERTY, PLANT AND EQUIPMENT, NET	76,247	70,226
ASSETS HELD FOR SALE	32,366	62,104
OTHER ASSETS, NET	21,815	20,988
COST IN EXCESS OF NET ASSETS ACQUIRED, NET	13,218	20,024
	$371,204	$372,389
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current maturities of long-term debt obligations	$48,360	$14,573
Foreign credit line	14,243	12,285
Accounts payable	73,495	71,452
Accrued interest	8,492	4,602
Accrued dividends	1,844	—
Accrued liabilities	36,380	31,225
Billings in excess of costs	778	5,512
Advance payments by customers	30,678	22,140
Federal, foreign and state income taxes payable	1,934	588
Deferred income taxes	3,249	4,018
Redeemable put warrants	2,900	2,900
Total current liabilities	222,353	169,295
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES	206,596	215,178
DEFERRED INCOME TAXES	13,431	14,053
LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	8,401	11,353
OTHER LIABILITIES	25,864	24,860
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION PREFERENCE OF $58,298 AS OF JANUARY 25, 2003)	56,696	53,847
MINORITY INTEREST	16	93
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Common stock	1	1
Paid-in-capital	20,140	20,140
Accumulated deficit	(177,464)	(131,294)
Common stock warrants	2,813	2,813
Other comprehensive (loss)	(7,643)	(7,950)
Total stockholders’ deficiency	(162,153)	(116,290)
	$371,204	$372,389

See accompanying notes to consolidated financial statements.

HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 25, 2003	JANUARY 26, 2002	JANAURY 25, 2003	JANUARY 26, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$91,350	$82,137	$274,728	$253,471
Cost of sales	72,725	64,623	211,864	199,693
Gross profit	18,625	17,514	62,864	53,778

Administrative and selling expenses	16,927	14,427	52,012	45,713
Research and development expenses	2,511	2,024	7,665	6,643
Impairment of goodwill	7,180	—	7,180	—
Other	3,584	1,142	5,939	2,307
Loss from operations	(11,577)	(79)	(9,932)	(885)

Other income (expense)	—	—	5,700	—
Interest expense	(6,012)	(5,318)	(17,062)	(15,761)
Interest income	913	336	1,432	965
Loss from continuing operations before income taxes, discontinued operations and extraordinary items	(16,676)	(5,061)	(19,862)	(15,681)
Income taxes (credit)	(4,820)	495	(3,973)	2,041
Loss from continuing operations, before discontinued operations and extraordinary items	(11,856)	(5,556)	(15,889)	(17,722)

Discontinued operations:
Loss from discontinued operations	(16,739)	(4,433)	(25,588)	(9,608)
Extraordinary loss, net of income taxes	—	—	—	(327)
NET LOSS	(28,595)	(9,989)	(41,477)	(27,657)
Preferred dividends	(190)	(1,832)	(4,239)	(5,357)
Accretion of redeemable preferred stock	(152)	(172)	(454)	(514)
Net loss applicable to common stockholders	$(28,937)	$(11,993)	$(46,170)	$(33,528)
Basic and fully diluted net loss per common share:
Continuing operations	$(11,263.16)	$(6,980.61)	$(19,004.62)	$(21,784.86)
Loss from discontinued operations	(15,456.14)	(4,093.26)	(23,626.96)	(8,871.65)
Extraordinary items	—	—	—	(301.94)
Net loss applicable to common stockholders	$(26,719.30)	$(11,073.87)	$(42,631.58)	$(30,958.45)
Weighted average common stock outstanding	1,083	1,083	1,083	1,083
Weighted average common stock and dilutive equivalents outstanding	1,276	1,276	1,276	1,276

See accompanying notes to consolidated financial statements.

HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(DOLLARS IN THOUSANDS)

	COMMON STOCK	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMMON STOCK WARRANTS	OTHER COMPREHENSIVE (LOSS)	TOTAL
Balance, April 29, 2000 (Audited)	$1	$19,527	$(94,863)	$2,200	$33	$(73,102)
Net income			15,354			15,354
Preferred stock dividends			(6,101)			(6,101)
Accretion of redeemable preferred stock			(605)			(605)
Issuable shares of common stock and common stock warrants		613		613		1,226
Change in foreign currency translation					(854)	(854)
Pension liability adjustment					(376)	(376)
Balance, April 28, 2001 (Audited)	1	20,140	(86,215)	2,813	(1,197)	(64,458)
Net loss			(37,354)			(37,354)
Preferred stock dividends			(7,036)			(7,036)
Accretion of redeemable preferred stock			(689)			(689)
Change in foreign currency translation					(43)	(43)
Pension liability adjustment					(6,710)	(6,710)
Balance, April 27, 2002 (Audited)	1	20,140	(131,294)	2,813	(7,950)	(116,290)
Net loss			(41,477)			(41,477)
Preferred stock dividends			(4,239)			(4,239)
Accretion of redeemable preferred stock			(454)			(454)
Change in foreign currency translation					292	292
Pension liability adjustment					15	15
Balance, January 25, 2003 (Unaudited)	$1	$20,140	$(177,464)	$2,813	$(7,643)	$(162,153)

See accompanying notes to consolidated financial statements.

HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	JANUARY 25, 2003	JANUARY 26, 2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(41,477)	$(27,657)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	25,588	9,608
Extraordinary item, net of income taxes	—	327
Depreciation and amortization	9,318	11,798
Non-cash interest	872	896
Deferred income taxes	(1,391)	(638)
Impairment of goodwill	7,180	—
Undistributed earnings of affiliate	(12)	(1,234)
(Gain) on sale of assets	(5,698)	(66)
Change in assets and liabilities net:
Accounts receivable, net	(4,441)	26,167
Refinanced receivables purchase facility	—	(10,279)
Refundable income taxes	(142)	1,366
Inventories	(3,044)	4,762
Costs and earnings in excess of billings	(9,924)	(343)
Prepaid expenses and other current assets	(958)	(3,191)
Other assets	(2,110)	(363)
Accounts payable, accrued interest and accrued liabilities	11,181	(12,513)
Billings in excess of cost	(4,734)	2,150
Advance payments by customers	8,538	(38)
Federal, foreign and state income taxes payable	1,346	(12,055)
Net cash (used in) continuing operations	(9,908)	(11,303)
Net cash (used in) discontinued operations	(2,593)	(16,339)
Net cash (used in) operating activities	(12,501)	(27,642)

Cash flows from investing activities:
Additions to property, plant and equipment, continuing operations	(6,769)	(5,067)
Additions to property, plant and equipment, discontinued operations	(1,916)	(1,749)
Acquisition of Brazil minority interest	(375)	—
Proceeds from sale of assets held for sale and other	8,628	319
Net cash (used in) investing activities.	(432)	(6,497)

Cash flows from financing activities:
Net (payments) proceeds on foreign credit line	(353)	5,547
Net (increase) decrease in restricted cash	(3,804)	24,765
Principal payments on long-term obligations	(1,921)	(1,444)
Net borrowings (payments) under credit agreements	3,118	(1,633)
Proceeds from the issue of long-term obligations	14,057	16
Minority interest	(77)	47
Cash overdraft, continuing operations	513	118
Cash overdraft, discontinued operations	(588)	(129)
Net cash provided by financing activities	10,945	27,287
Effect of foreign exchange rate changes on cash	4,284	(668)
Net increase (decrease) in cash and cash equivalents	2,296	(7,520)
Cash and cash equivalents, beginning of the period	14,378	26,249
Cash and cash equivalents, end of the period	$16,674	$18,729

Supplemental Disclosure of Cash Flows Information:
Cash paid for:
Interest	$15,521	$13,770
Income taxes	1,841	15,190
Supplemental Schedule of Non-cash Investing and Financing Activities:
Preferred stock dividends-in-kind and issuable preferred stock dividends-in-kind	$2,395	$5,357
Leased asset additions	1,179	2,935

See accompanying notes to consolidated financial statements.

HIGH VOLTAGE ENGINEERING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of High Voltage Engineering Corporation and Subsidiaries (the “Company”) include the accounts of the Company and its domestic and foreign subsidiaries after all significant intercompany balances and transactions have been eliminated in consolidation. The Company’s wholly owned subsidiaries include ASIRobicon S.p.A. and subsidiaries (“ASI”), Robicon Corporation and subsidiaries (“Robicon”), and High Voltage Engineering Europa B.V. (“HVE Europa”). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, which are of a normal and recurring nature, necessary to fairly present the financial position for the interim periods presented.

In early January 2003, the Company completed a corporate restructuring in which certain of the Company's subsidiaries, including Vivirad-High Voltage Corporation, VHV Holding, Inc., Charles Evans & Associates, Inc., Stewart Warner Instrument Corporation and Maxima Technologies, Inc., were ultimately merged with and into the Company.

As described in Note 2, “Discontinued Operations, Other Transactions and Liquidity”, the Company has reclassified the results of operations of the Company’s Physical Electronics, Inc division’s (“PHI”) analytical equipment business as discontinued operations in accordance with Accounting Principles Board Opinion 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

The Company operates on a 52 or 53 week fiscal year. The results of operations for the nine months ended January 25, 2003 and January 26, 2002 are for 39 week periods, respectively. The terms “fiscal 2003”, and “fiscal 2002” refer to the Company’s fiscal years ended April 26, 2003, and April 27, 2002, respectively.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended April 27, 2002, as filed with the SEC on July 30, 2002, and are not necessarily indicative of the results that may be expected for the year ending April 26, 2003.

Reclassification

Certain reclassifications have been made to the fiscal 2002 consolidated financial statements in order to conform with the current year’s presentation.

NOTE 2 - DISCONTINUED OPERATIONS, OTHER TRANSACTIONS AND LIQUIDITY

Discontinued Operations

During the second quarter of fiscal 2003, the Company’s Board of Directors approved the divestiture of PHI’s analytical instruments business which is part of the Advanced Surface Analysis business segment. This decision was based on the continued weakness in the semiconductor and laboratory instrument markets and further delay of capital investments within PHI’s customer base. The results of operations for PHI’s analytical instruments business has been reclassified to discontinued operations for all periods presented. The net assets of the analytical instruments business have been reclassified to assets held for sale which has been stated at the lower of cost or estimated market value. Interest has been allocated to discontinued operations based on the Intercompany Notes, as defined in the Indenture. Loss from discontinued operations includes allocated interest in the amount of $1,034 for each of the three months ended January 25, 2003 and January 26, 2002. Loss from discontinued operations includes allocated interest in the amount of $3,100 and $3,101 for nine months ended January 25, 2003 and January 26, 2002, respectively. During the three months ended January 25, 2003 and January 26, 2002, analytical instruments sales were $5,448 and $8,342, respectively. During the nine months ended January 25, 2003 and January 26, 2002, analytical instruments sales were $19,172 and $29,916, respectively. Loss from operations for the three months ended January 25, 2003 and January 26, 2002 amounted to $16,739 and $4,433, respectively. Loss from operations for the nine months ended January 25, 2003 and January 26, 2002 were $25,588 and $9,608, respectively. The increased loss, during the third quarter of fiscal 2003, is attributable to a write down of certain inventory in the amount of $9,221, a charge of $5,123 related to the impairment of certain long lived capital assets and a continued decline in margin due to the depressed semiconductor markets.   See “Note 9 – Subsequent Events”.

The major classes of net assets held for sale are as follows:

	January 25, 2003	April 27, 2002
Current assets	$13,975	$36,261
Current liabilities	(9,257)	(12,513)
Property, plant and equipment, net	9,729	15,263
Other assets	8,662	8,187
Other noncurrent liabilities	(384)	(385)
Cumulative translation adjustment	1,240	1,545
	$23,965	$48,358

Assets held for sale, on the accompanying balance sheets, includes $2,393 and $2,422 at April 27, 2002 and January 27, 2002, respectively for a former manufacturing facility located in Brighton, Massachusetts sold on June 14, 2002.

Other Transactions

On December 19, 2002, the Company entered into a Purchase and Sale Agreement (“P&S Agreement”) with High Voltage Funding Corporation (“HV-FC”), a limited purpose subsidiary of the Company. Under the P&S Agreement, the Company and its domestic restricted subsidiaries sold all trade account receivables eligible thereunder and the related rights to HV-FC as such receivables were generated. The Company received $14,000 in cash and a promissory note in exchange for $34,882 of trade accounts receivable. The fees and discount from market value which amounted to $2,465 for the nine months ended January 25, 2003, are reported as a loss on the sale of receivables and has been included in Other, net in the Company’s Consolidated Statements of Operations, provided elsewhere herein. The consolidated financial statements of the Company include the accounts of HV-FC in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN No. 46”). On February 10, 2003, the Company terminated the P&S Agreement. See “Note 9 – Subsequent Events”.

Simultaneous with the closing of the P&S Agreement, HV-FC entered into a Financing Agreement that allowed HV-FC to borrow up to $14,000 from a third party, in the aggregate. Proceeds from the Financing Agreement were used by HV-FC to purchase all the receivables of the Company’s domestic subsidiaries. At January 25, 2003, $14,000 was outstanding under the Financing Agreement. Availability under the agreement was limited to 65% of the Net Amount of Eligible Accounts Receivable and 50% of the Net Amount of Eligible Joint Venture Receivables, as defined. Interest under the facility was computed and payable monthly at the lender’s reference rate plus 6%. The interest rate on this facility was 13.0% at January 25, 2003. On February 10, 2003, the HV-FC terminated the Financing Agreement.  See “Note 9 – Subsequent Events”.

On December 19, 2002, the Company entered into the Second Amended and Restated Financing Agreement (the “Second Financing Agreement”). The Second Financing Agreement replaces the Amended and Restated Financing Agreement.  The Second Financing Agreement amends certain financial terms and ratios and provides for a $10,000 revolving credit loan and a $15,000 term loan. Availability under the Second Financing Agreement is limited to the lesser of (i) $10,000 and (ii) the difference between (a) the sum of the lesser of (1) 60% of eligible inventory, and (2) 125% of the appraised orderly liquidation value of the eligible inventory, and (b) certain reserve amounts as determined by the lender. Interest under the Second Financing Agreement is computed and payable on a monthly basis at the lender’s reference rate plus 2.5%. The interest rate on the Second Financing Agreement was 9.5% at January 25, 2003.  As of January 25, 2003 the entire amount provided for under the revolving credit loan and term loan was outstanding.

Effective December 27, 2002, Robicon, a restricted subsidiary, as defined in the indenture (the “Indenture”) governing the Company's 10.5% Senior Notes due 2004 (the “1998 Senior Notes”), acquired all the outstanding capital stock of ASIRobicon Ltd., a wholly Company owned subsidiary of ASI, an unrestricted subsidiary, as defined in the Indenture for $10,407 in cash and a $2,000 note payable.  ASI used the proceeds for working capital and general corporate needs. The Company accounted for the transaction in accordance with APB No. 16 "Business Combinations." All material inter-company amounts have been eliminated in consolidation.

During the second quarter of fiscal 2003, an unrestricted subsidiary, as defined, of the Company purchased and is holding, available for sale, (i) 28,589 shares of the Company’s redeemable preferred stock for a total cost of $858, with a liquidation preference of $28,589, (ii) 12 redeemable put warrants of the Company at no cost (iii) warrants to purchase 31.9 shares of common stock of the Company for no cost and (iv) .08 shares of the Company’s common stock at no cost. The cost of this investment is included in other assets and will be accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  The Company does not deem it appropriate to recognize additional equity and debt reduction as a result of this transaction. See “Note 9 – Subsequent Events”.

Liquidity

The Company’s liquidity needs are primarily for working capital, capital expenditures and debt service. The Company’s major debt service requirements, include (i) The semiannual interest payments payable on August 15, 2003, February 15, 2004, and August 15, 2004 of approximately $8,331 on each interest payment date, with respect to the Company's 1998 Senior Notes, (ii) the Second Financing Agreement, the $25,000 Senior Loan with Ableco Finance LLC, which is fully drawn, and interest payments on such borrowings which is payable on a monthly basis at Ableco's reference rate plus 2.5% (iii) the 1998 Senior Notes with a principal value of $155,000, which mature on August 15, 2004, and (iv) the Unrestricted Subsidiary ASI Term Loan for $22.362 million with a syndicate of Italian Banks which is payable in installments commencing in fiscal 2004.  The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations, proceeds from the sale of surplus assets, proceeds from the sale of product lines, and proceeds from financing activities.

During the past few years, the Company has raised liquidity through the sale of assets or stand-alone businesses. The Company may conduct similar asset sales from time to time in the future and may, in accordance with the terms of the 1998 Senior Notes indenture, use the proceeds of such asset sales to retire indebtedness of the Company, including the Company’s 1998 Senior Notes, either in negotiated transactions or transactions on the open market.

The Company's principal source of liquidity is operating cash flows, including improvements in working capital turns, the refinancing of existing indebtedness and occasional asset sales.  If there was further decrease in demand for the Company's products and services due to either economic or competitive conditions, there could be a reduction in liquidity due to (i) lower margins, since the Company might not be able to cut costs in the full amount of revenue decreases, (ii) lower working capital turns due to a longer inventory-to-receivables cycle time, or reduced customer advance progress payments, or slower receivable payments from customers, during such economic conditions, or (iii) reduced collateral available for financing due to lower, or overall older receivables held during such economic conditions or a period of reduced sales. The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings, and to successfully negotiate with the holders of the 1998 Senior Notes.  The Company expects that it will be able to refinance its principal payment obligations under its outstanding indebtedness prior to maturity of the 1998 Senior Notes.

At January 25, 2003 the Company was not in compliance with certain financial covenants as guarantor of the W.P. Carey sales leaseback obligation for the Company’s Maxima Technologies, Inc. division’s, (“Maxima”) Lancaster, Pennsylvania facility. Total amount outstanding at January 25, 2003, on the lease obligation amounted to $3,846. The lease has been classified as a capital lease and is reflected in fixed assets. The Company believes it will be able to negotiate a waiver or revise the financial covenants with the lessor.

NOTE 3 - INVENTORIES

Inventories consisted of the following as of:

	January 25, 2003	April 27, 2002
	(Unaudited)	(Audited)
Raw materials	$25,155	$23,807
Work-in-process	11,961	12,581
Finished goods	6,770	4,454
Total	$43,886	$40,842

NOTE 4 - CONTINGENCIES

In March 1998, Robicon initiated litigation against Toshiba International Corporation (“Toshiba”) in the U.S. District Court for the Western District of Pennsylvania alleging infringement of one of Robicon’s Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the U.S. District Court for the Southern District of Texas alleging, among other things, that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon’s patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent infringement by Robicon and the request for declaratory judgment. These claims were then transferred to the Western District of Pennsylvania. On November 29, 1999, the Pennsylvania district court granted Robicon’s motion to dismiss Toshiba’s patent infringement claim against Robicon. The only remaining transferred claim is Toshiba’s request for declaratory judgment. There has been no substantive change in the status of this litigation.

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

The Industrial Power Control segment includes ASI and Robicon, together operated as “ASIRobicon”. The Advanced Surface Analysis segment has two main components, analytical services and equipment sales. The segment consists of the Company’s Charles Evans and Associates, Inc. division, operated as Evans Analytical Group (“EAG”) and HVE Europa. The third industry segment, Customized Monitoring Instrumentation, reflect the results of operations of Maxima.

The Company evaluates the performance of each segment on its ability to generate cash. Information concerning operations in these businesses is as follows:

	Net Sales	Operating Income (Loss)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
THREE MONTHS ENDED JANUARY 26, 2002
Restricted subsidiary (Robicon)	$23,362	$1,140	$53,457	$439	$520
Unrestricted subsidiary (ASI)	42,585	420	139,874	668	1,516
Industrial power control	65,947	1,560	193,331	1,107	2,036
Advanced surface analysis	6,743	(1,205)	113,074	2,039	243
Customized monitoring instrumentation	9,447	41	39,180	577	358
Corporate	—	(475)	20,504	42	63
Consolidated (Unaudited)	$82,137	$(79)	$366,089	$3,765	$2,700
THREE MONTHS ENDED JANUARY 25, 2003
Restricted subsidiary (Robicon)	$25,253	$(2,923)	$37,071	$399	$413
Unrestricted subsidiary (ASI)	49,699	717	177,316	988	662
Industrial power control	74,952	(2,206)	214,387	1,387	1,075
Advanced surface analysis	5,543	(8,376)	71,711	1,388	611
Customized monitoring instrumentation	10,855	(38)	38,870	422	241
Corporate	—	(957)	46,445	—	10
Consolidated (Unaudited)	$91,350	$(11,577)	$371,413	$3,197	$1,937

	Net Sales	Operating Income (Loss)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
NINE MONTHS ENDED JANUARY 26, 2002
Restricted subsidiary (Robicon)	$68,036	$976	$53,457	$1,542	$1,224
Unrestricted subsidiary (ASI)	128,135	1,229	139,874	2,667	5,212
Industrial power control	196,171	2,205	193,331	4,209	6,436
Advanced surface analysis	23,396	(2,047)	113,074	5,708	826
Customized monitoring instrumentation	33,904	1,167	39,180	1,756	655
Corporate	—	(2,210)	20,504	125	85
Consolidated (Unaudited)	$253,471	$(885)	$366,089	$11,798	$8,002
NINE MONTHS ENDED JANUARY 25, 2003
Restricted subsidiary (Robicon)	$89,072	$3,107	$37,071	$1,130	$1,081
Unrestricted subsidiary (ASI)	129,899	(2,053)	177,316	2,752	3,805
Industrial power control	218,971	1,054	214,387	3,882	4,886
Advanced surface analysis	19,629	(8,602)	71,711	4,207	1,414
Customized monitoring instrumentation	36,128	1,850	38,870	1,182	1,631
Corporate	—	(4,234)	46,445	47	17
Consolidated (Unaudited)	$274,728	$(9,932)	$371,413	$9,318	$7,948

On April 28, 2002, the Company ceased recording amortization of goodwill pursuant to Statement of Financial Accounting Standards No. 142 “Goodwill and Intangible Assets” (“SFAS No. 142”). Goodwill amortization recorded during the third quarter of fiscal 2002 amounted to $1,221. Goodwill amortization recorded during the nine months ended January 26, 2002 was $3,414.

Identifiable assets for the Advanced Surface Analysis segment includes assets held for sale of $32,366 and $57,318 at January 25, 2003 and January 26, 2002, respectively, related to the reclassification of PHI’s analytical equipment sales net assets.

During the third quarter of fiscal 2003, the Company recorded a charge for the impairment of goodwill in the Advanced Surface Analysis segment of $7,180. The impairment was recognized as a result of the continued depressed semiconductor markets in concert with the decline in technology and government spending.

The following represents the supplemental consolidating balance sheet for the Company’s restricted and unrestricted subsidiaries at January 25, 2003.

	Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,024	$4,650	$—	$16,674
Restricted cash	7,603	671	—	8,274
Accounts receivable, net of allowance for doubtful accounts	31,296	121,043	(22,782)	129,557
Refundable income taxes	408	—	—	408
Inventories	24,202	19,684	—	43,886
Costs and earnings in excess of billings	3,850	17,417	—	21,267
Prepaid expenses and other current assets	3,820	3,672	—	7,492
Total current assets	83,203	167,137	(22,782)	227,558
PROPERTY, PLANT AND EQUIPMENT, NET	38,665	37,582	—	76,247
ASSETS HELD FOR SALE	32,366	—	—	32,366
OTHER ASSETS, NET	12,519	9,170	126	21,815
COST IN EXCESS OF NET ASSETS ACQUIRED	13,218	—	—	13,218
INTERCOMPANY ACCOUNTS, NET	27,007	(27,430)	423	—
	$206,978	$186,459	$(22,233)	$371,204
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current maturities of long-term debt obligations	$32,115	$37,127	$(20,882)	$48,360
Foreign receivables facilities	2,052	12,191	—	14,243
Accounts payable and accrued expense	41,197	77,193	(23)	118,367
Accrued dividends	3,744	—	(1,900)	1,844
Billings in excess of costs	628	150	—	778
Advance payments by customers	14,818	15,860	—	30,678
Federal, foreign and state income taxes payable	750	1,184	—	1,934
Deferred income taxes	1,989	1,260	—	3,249
Redeemable put warrants	2,900	—	—	2,900
Total current liabilities	100,193	144,965	(22,805)	222,353
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES	160,460	46,136	—	206,596
DEFERRED INCOME TAXES	13,501	(70)	—	13,431
LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	8,401	—	—	8,401
OTHER LIABILITIES	5,869	19,995	—	25,864
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION PREFERENCE OF $58,298 AS OF JANUARY 25, 2003	56,696	—	—	56,696
MINORITY INTEREST	16	—	—	16
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY, NET	(138,158)	(24,567)	572	(162,153)
	$206,978	$186,459	$(22,233)	$371,204

The following represents the supplemental consolidating statement of operation for the Company’s restricted and unrestricted subsidiaries for the nine months ended January 25, 2003.

	Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations Adjustments	Total
Net sales	$148,224	$131,343	$(4,839)	$274,728
Cost of sales	110,635	106,068	(4,839)	211,864
Gross profit	37,589	25,275	—	62,864

Administrative and selling expenses	28,821	23,191	—	52,012
Research and development expenses	4,450	3,215	—	7,665
Impairment of goodwill	7,180	—	—	7,180
Other, net	5,017	3,195	(2,273)	5,939
(Loss) Income from operations	(7,879)	(4,326)	2,273	(9,932)

Other income (expense)	5,700	1,900	(1,900)	5,700
Interest expense	(12,918)	(4,336)	192	(17,062)
Interest income	341	1,091	—	1,432
(Loss) income from continuing operations before income taxes and discontinued operations	(14,756)	(5,671)	565	(19,862)
Income taxes (credit)	(5,274)	1,301	—	(3,973)
(Loss) income from continuing operations before discontinue operations	(9,482)	(6,972)	565	(15,889)
Loss from discontinued operations	(25,588)	—	—	(25,588)
Net (loss) income	$(35,070)	$(6,972)	$565	$(41,477)

Supplemental Data:
Depreciation and amortization	$6,566	$2,752	$—	$9,318
Capital expenditures	4,143	3,805	—	7,948

The following represents the supplemental consolidating balance sheet for the Company’s restricted and unrestricted subsidiaries at January 26, 2002.

	Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminating Adjustments	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,627	$4,102	$—	$18,729
Restricted cash	3,176	504	—	3,680
Accounts receivable, net	34,471	68,087	—	102,558
Inventories	24,970	12,792	—	37,762
Costs and earnings in excess of billings	1,188	12,187	—	13,375
Prepaid expenses and other current assets	2,801	8,503	—	11,304
Total current assets	81,233	106,175	—	187,408
PROPERTY, PLANT AND EQUIPMENT, NET	36,010	27,117	—	63,127
ASSETS HELD FOR SALE	68,750	—	—	68,750
OTHER ASSETS, NET	17,304	6,582	—	23,886
COST IN EXCESS OF NET ASSETS ACQUIRED	22,918	—	—	22,918
INTERCOMPANY ACCOUNTS, NET	21,007	(20,318)	(689)	—
	$247,222	$119,556	$(689)	$366,089
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current maturities of long-term debt obligations	$1,387	$3,368	$—	$4,755
Foreign credit line	1,337	9,968	—	11,305
Accounts Payable and accrued expense	37,821	65,198	—	103,019
Billings in excess of costs	2,670	3,776	—	6,446
Advance payments by customers	11,301	7,514	—	18,815
Federal, foreign and state income taxes payable	394	1,230	—	1,624
Deferred income taxes	961	770	—	1,731
Redeemable put warrants	2,900	—	—	2,900
Total current liabilities	58,771	91,824	—	150,595
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES	186,489	27,252	—	213,741
DEFERRED INCOME TAXES	13,518	968	—	14,486
LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	11,050	—	—	11,050
OTHER LIABILITIES	4,360	18,258	—	22,618
REDEEMABLE PREFERRED STOCK (AGGREGATE LIQUIDATION PREFERENCE OF $53,982)	51,993	—	—	51,993
MINORITY INTEREST	45	—	—	45
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY, NET	(79,004)	(18,746)	(689)	(98,439)
	$247,222	$119,556	$(689)	$366,089

The following represents the supplemental consolidating statement of operation for the Company’s restricted and unrestricted subsidiaries for the nine months ended January 26, 2002.

	Restricted Subsidiaries	Unrestricted Subsidiaries	Elimination Adjustments	Total
Net sales	$127,851	$128,907	$(3,287)	$253,471
Cost of sales	97,647	105,333	(3,287)	199,693
Gross profit	30,204	23,574	—	53,778

Administrative and selling expenses	26,687	19,026	—	45,713
Research and development expenses	4,524	2,119	—	6,643
Other, net	1,107	1,200	—	2,307
(Loss) income from operations	(2,114)	1,229	—	(885)

Interest expense	(12,443)	(3,318)	—	(15,761)
Interest income	440	525	—	965
Loss from operations before income taxes discontinued operations and extraordinary item	(14,117)	(1,564)	—	(15,681)
Income taxes	574	1,467	—	2,041
Loss from continuing operations before discontinued operations and extraordinary item	(14,691)	(3,031)	—	(17,722)
Loss from discontinued operations	(9,608)	—	—	(9,608)
Extraordinary loss, net of income taxes	(327)	—	—	(327)

Net loss	$(24,626)	$(3,031)	$—	$(27,657)

Supplemental Data:
Depreciation and Amortization	$9,131	$2,667	$—	$11,798
Capital Expenditures	2,790	5,212	—	8,002

NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Other Comprehensive Loss

Balance, April 29, 2000 (Audited)	$33	$—	$33
Change in foreign currency translation	(854)	—	(854)
Pension liability adjustment	—	(376)	(376)
Balance, April 28, 2001 (Audited)	(821)	(376)	(1,197)
Change in foreign currency translation	(43)	—	(43)
Pension liability adjustment	—	(6,710)	(6,710)
Balance, April 27, 2002 (Audited)	(864)	(7,086)	(7,950)
Change in foreign currency translation	292	—	292
Pension liability adjustment	—	15	15
Balance, January 25, 2003 (Unaudited)	$(572)	$(7,071)	$(7,643)

Foreign subsidiaries primarily use the local currency as their functional currency, except for those in highly inflationary economies. Assets and liabilities of these entities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. The resulting translation adjustments are accumulated in a separate component of stockholders’ deficiency and are included in operations only upon the sale or liquidation of the underlying foreign investment. Revenue and expense transactions are translated at the weighted average exchange rates for the fiscal month in which the transaction occurred. Also included are the effects of exchange rate changes on intercompany balances of a long-term investment nature.

NOTE 7 - GAIN ON SALE OF ASSETS HELD FOR SALE

On June 14, 2002, the Company sold a former manufacturing facility located in Brighton, Massachusetts for $9,180 of gross proceeds. In connection with the above, the Company recorded a gain on the asset sale of $5,700 during the first quarter of fiscal 2003 which is included in other income (expense) in the accompanying Consolidated Statements of Operations. Included in assets held for sale are $2,393 and $2,422 at April 27, 2002 and January 26, 2002, respectively, for the former manufacturing facility.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46 during the third quarter of fiscal 2003.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3” (“FIN 45”). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial statements.

In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”(“EITF 00-21”). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. The Company is closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of our April 26, 2003 financial statements.

In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which became effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB No. 30 in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB No. 30. Adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 144. Adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. The Company completed the first step of the transitional goodwill impairment test during the three months ended July 26, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of April 28, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. See "Note 5 - Segment Data".

NOTE 9 – SUBSEQUENT EVENTS

In late January 2003, the Company transferred substantially all of its interest in its analytical instruments product lines to ULVAC, Inc. and ULVAC-PHI, Inc., including its interest in ULVAC-PHI, Inc., a 50% joint venture with ULVAC, Inc.  This transaction included the sale of all of the Company's stock in ULVAC-PHI, Inc., for $3,544 and the sale of all of the Company's assets relating to the analytical instruments product lines, including the license of certain exclusive manufacturing rights and technology rights, for $14,974.  The Company also received an additional $1,500 in licensing fees from ULVAC-PHI in connection with the transaction.

On February 10, 2003, the Company invested a portion of the proceeds from the above transaction to purchase certain receivables in connection with the termination of the P&S Agreement and subsequently the termination of the Financing Agreement. See “Note 2 – Discontinued Operations, Other Transactions and Liquidity”.

On February 10, 2003, the Company signed the First Amendment to the Second Amended and Restated Financing Agreement (the “Amended Second Financing Agreement”). The amendment amends certain financial terms and availability under the Second Financing Agreement to the lesser of (i) $10,000 and (ii) the difference between (a) 85% of eligible receivables, and (b) certain reserve amounts as determined by the lender.

The Company did not pay the semiannual dividend payable in cash in the amount of $4,226 due February 15, 2003, of which $2,082 is owed to unrelated parties, with respect to the Company’s Series A Exchange Redeemable Preferred Stock. Payment of preferred stock dividends are restricted under certain covenants which govern the Second Financing Agreement. Dividends on the Company’s Series A Exchange Redeemable Preferred Stock are cumulative and accrue at a rate of 12.5% per annum on the liquidation preference of $1 per share and are paid semiannually on February 15 and August 15. Dividends have been payable in cash or additional shares at the Company’s option, on any dividend payment date, occurring on or prior to August 15, 2002, except to the extent restricted by other agreements of the Company. If any dividend payable on any dividend payment date subsequent to August 15, 2000 was not paid in full in cash, the per annum dividend rate was increased by 0.50% from such dividend payment date, and following two such non-cash payments, the per annum dividend rate was increased by 1.00% for each additional semiannual period in which such non-cash payment occurred, up to a maximum of 2.0%. After the date on which such dividend default is cured, the dividend rate will revert to the original rate. After August 15, 2002, dividends are required to be paid in cash. The dividend rate at January 25, 2003 is 14.5%. Holders of Series A Exchange Redeemable Preferred Stock have preference as to payments of dividends over holders of common stock.

The holders of Series A Exchange Redeemable Preferred Stock have no voting rights except as provided by law, except that if: (1) the Company after August 15, 2002 is in arrears in the payment of dividends in an amount equal to or exceeding two quarterly dividend payments; (2) the Company fails to redeem the Series A Exchange Redeemable Preferred Stock on or before August 15, 2005 or fails to discharge any redemption obligation; (3) the Company fails to make an offer to redeem the Series A Exchange Redeemable Preferred Stock in the event of a change of control or fails to purchase shares pursuant to a change of control offer; (4) or the Company is in default of any covenants as defined in the Exchange Description or fails to pay the stated maturity of any indebtedness in excess of $3,000. In each event, the holders of the Series A Exchange Redeemable Preferred Stock will have the right to elect directors to the board of the Company.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may make forward-looking statements regarding future events or the future financial performance of the Company. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations contain projections or results of operations or of financial conditions or state trends and known uncertainties or other future-looking information. You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. We caution you that these statements are only predictions and that actual events or results may differ materially. We refer you to documents the Company files from time to time with the Securities and Exchange Commission. This document identifies and describes important factors that can cause the after-results to differ materially from those contained in any forward looking statements we may make. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this document.

The consolidated financial statements of the Company include the accounts of High Voltage Engineering Corporation and its subsidiaries after elimination of material inter-company transactions and balances.

In early January 2003, the Company completed a corporate restructuring in which certain of the Company's subsidiaries, including Vivirad-High Voltage Corporation, VHV Holding, Inc., Charles Evans & Associates, Inc., Stewart Warner Instrument Corporation and Maxima Technologies, Inc., were ultimately merged with and into the Company.

As used in this filing, the terms “fiscal 2003” and “fiscal 2002” refer to the Company’s fiscal years ended April 26, 2003 and April 27, 2002, respectively.  The Company operates on a 52 or 53 week fiscal year.  The nine months ended January 25, 2003 and January 26, 2002 include the results of operations of the Company for 39 week periods, respectively.

Seasonality and Variability of Operating Results

The majority of the Company’s operating units have historically recorded the strongest operating results in the fourth quarter of the fiscal year due in part to seasonal considerations and other factors. Unlike past fiscal years, Robicon has experienced very strong volume during the first half of fiscal 2003 in the medium voltage product line due to stronger energy and utility markets along with an increase in the power control systems ("PCS") product line. The Company does not expect that revenue for the fourth quarter of fiscal 2003 for Robicon will follow historical fourth quarter trends.

The timing of orders placed by the Company’s customers has varied with, among other factors, the introduction of new products, product life cycles, customer attempts to manage inventory levels, competitive conditions, general economic conditions and the availability of funding for scientific and educational research. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company’s operating units.

Discontinued Operations

During the second quarter of fiscal 2003, the Company’s Board of Directors approved the divestiture of PHI’s analytical instruments business which is part of the Advanced Surface Analysis segment. This decision was based on the continued weakness in the semiconductor and laboratory instrument markets and further delay of capital investments within PHI’s customer base. The results of operations for PHI’s analytical instruments business has been reclassified to discontinued operations for all periods presented. The net assets of the analytical instruments business have been reclassified to assets held for sale which has been stated at the lower of cost or estimated market value. Interest has been allocated to discontinued operations based on the Intercompany Notes, as defined, per the indenture (“Indenture”) governing the 10.5% Senior Notes due 2004 (“1998 Senior Notes”). Loss from discontinued operations includes allocated interest in the amount of $1.0 million for each of the three months ended January 25, 2003 and January 26, 2002, respectively. Loss from discontinued operations includes allocated interest in the amount of $3.1 million and $3.1 million for the nine months ended January 25, 2003 and January 26, 2002, respectively. During the three months ended January 25, 2003 and January 26, 2002, analytical instruments sales amounted to $5.4 million and $8.3 million, respectively. During the nine months ended January 25, 2003 and January 26, 2002, analytical instruments sales amounted to $19.2 million and $29.9 million, respectively. Loss from operations for the three months ended January 25, 2003 and January 26, 2002 amounted to $16.7 million and $4.4 million, respectively. Loss from operations for the nine months ended January 25, 2003 and January 26, 2002 amounted to $25.6 million and $9.6 million, respectively.

In late January 2003, the Company transferred substantially all of its interest in its analytical instruments product lines to ULVAC, Inc. and ULVAC-PHI, Inc., including its interest in ULVAC-PHI, Inc., a 50% joint venture with ULVAC, Inc.  This transaction included the sale of all of the Company's stock in ULVAC-PHI, Inc. for $3.5 million and the sale of all of the Company's assets relating to the analytical instruments product lines, including the license of certain exclusive manufacturing rights and technology rights, for $15.0 million.  The Company also received an additional $1.5 million in licensing fees from ULVAC-PHI in connection with transaction.

Results of Operations

Consolidated

Net sales for the first nine months of fiscal 2003 were $274.7 million, which was an increase of $21.3 million or 8.4% from the same period in fiscal 2002. This increase was a result of continued strong volume in the Industrial Power Control segment. The Company recorded a loss from continuing operations of $15.9 million for the first nine months of fiscal 2003 compared to a loss of $17.7 million for the same period in fiscal 2002.

The major changes in loss from continuing operations before discontinued operations and extraordinary items for the nine months ended January 25, 2003 as compared to the nine months ended January 26, 2002 are as follows:

millions
Improved gross profit in the Industrial Power Controls segment	$9.8
Increase administrative and selling expenses in the Industrial Power Controls segment	(7.8)
Goodwill amortization due to the adoption of SFAS No. 142	3.4
Goodwill impairment charge in the Advanced Surface Analysis segment	(7.2)
Fees and discount on the sale of receivables	(2.5)
Gain on sale of the former manufacturing facility in Brighton, Massachusetts	5.7
Interest expense	(1.3)
Loss carry-back claim refund	5.2
Other, net	(3.5)
$1.8

The loss from discontinued operations increased $16.0 million to $25.6 million during the first nine months of fiscal 2003 compared to a loss of $9.6 million for the same period in fiscal 2002.  The increased loss is attributable to a write down of certain inventory associated with leaving the analytical instruments business in the amount of $9.2 million, a charge of $5.1 million related to the impairment of certain long lived capital assets and a continued decline in margin due to orders previously taken in the depressed semiconductor markets place.

Segment Analysis:

Three Months Ended January 25, 2003 Compared to Three Months Ended January 26, 2002

The Industrial Power Control segment reported net sales of $75.0 million for the third quarter of fiscal 2003, an increase of $9.0 million or 13.7% from the same period in fiscal 2002. The increase was primarily at ASI where net sales increased $7.1 million or 16.7% during the third quarter of fiscal 2003 compared to the same period in fiscal 2002. The increase in net sales was due to the increasing strength of the euro during the third quarter of fiscal 2003 as compared to the same period in fiscal 2002. Also, the European markets experienced an increase in the PCS product line as well medium voltage inverters.  Net sales for Robicon increased $1.9 million or 8.1% in the third quarter of fiscal 2003 compared to the same period in fiscal 2002. This increase in net sales was primarily attributable to the increased volume in the medium voltage product line due to stronger energy markets combined with an increase in the PCS product line.

Effective December 27, 2002, Robicon, a Restricted Subsidiary, as defined in the Indenture governing 1998 Senior Notes, acquired all the outstanding capital stock of ASIRobicon Ltd., a wholly owned subsidiary of ASI, an Unrestricted Subsidiary, as defined in the Indenture, for $10.4 million in cash and a $2.0 million note payable.

Backlog for the business segment increased by $19.8 million or 10.8%. Backlog at ASI has increased $14.1 million or 11.3% to $138.9 million compared to the backlog at April 27, 2002 of $124.9 million reflecting a strong order book for motors, drive systems and orders for certain metal products. ASI’s backlog expressed in U.S. dollars has also been positively impacted by the stronger euro. Backlog at Robicon increased $5.7 million or 9.9% to $63.5 million compared to backlog at April 27, 2002 of $57.7 due to the inclusion of ASIRobicon Ltd’s backlog.

Operating income for the segment decreased $3.8 million during the third quarter of fiscal 2003 to a loss of $2.2 million compared to income $1.6 million during the same period in fiscal 2002. The decrease in operating income is attributable to an increase in operating expenses of $2.8 million reflecting investment in sales channel development, new service organization and information technology infrastructure, as well as $1.7 million of expense at Robicon related to the fees and discount on the sale of trade receivables to HV-FC in the third quarter of fiscal 2003. In addition, higher levels of deferred revenue associated with longer retentions on several projects nearing customer acceptance contributed to the decrease in operating income.  ASI experienced increased volumes during the quarter that resulted in improved gross margin of $2.1 million or 26.4% during the third quarter of fiscal 2003 compared to the same period in fiscal 2002.  The increase in margin is attributable to a positive foreign currency translation of the euro to U.S. dollar.

The Advanced Surface Analysis segment reported net sales of $5.5 million for the third quarter of fiscal 2003, which is a decrease of $1.2 million or 17.8% compared to the third quarter of fiscal 2002.  Analytical lab services reported net sales of $4.1 million for the third quarter of fiscal 2003, which is a decrease of $0.8 million or 16.6% compared to the third quarter of fiscal 2002.

The decline in sales revenue is primarily the result of a decrease in analytical services revenue of $0.5 million compared to the third quarter of fiscal 2002 coupled with a decrease in government contracts of $377,000, primarily associated with a government agency not renewing a management services contract. In addition other markets such as telecommunications/fiber optics, data storage and integrated device manufacturers had reduced analytical requirements during the industry downturn that has impacted revenues during this quarter.

Operating loss increased $7.2 million during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The operating loss was primarily the result of a charge for impaired goodwill at Evans Analytical Group ("EAG") of a $7.2 million due to the continued depressed semiconductor markets and a decline in technology and government spending. Gross margin declined $1.0 million for the segment during the third quarter of fiscal 2003 compared to the same period in fiscal 2002. The decline in gross margin percentage experienced in analytical lab services of 17.2 points was primarily due to lower utilization levels of analytical instruments as a result of lower than expected volumes. Additionally, contributing to the operating loss decrease an expense of $149,000 attributable to the fees and discount on the sale of trade receivables to HV-FC in the third quarter of fiscal 2003.  This was partially offset by a decrease in operating expenses due to lower headcount and lower goodwill amortization costs related to the adoption of SFAS No. 142. The Company is continuing to implement cost reduction plans that have resulted in reduced headcount, and reduction of certain variable costs helping to offset the reduced gross margin.

The Customized Monitoring Instrumentation segment reported net sales of $10.9 million during the third quarter of fiscal 2003, which was an increase of $1.4 million or 14.9% compared to the third quarter of fiscal 2002. Depressed market conditions that prevail within the segment’s major OEMs was positively offset by new products shipped from the North America and Europe operations as well as the positive impact of the strengthening euro. Prospects for growth are focused in development of new electronic products for distribution and OEM markets and the attainment of new programs from major OEM customers.

Operating income decreased $79,000 to a loss of $38,000 during the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. The decrease in the operating income is primarily the result of $253,000 of expense attributable to the fees and discount on the sale of trade receivables to HV-FC in the third quarter of fiscal 2003. This was partially offset by improved margins associated with improved quality.

Nine Months Ended January 25, 2003 Compared to Nine Months Ended January 26, 2002

The Industrial Power Control segment reported net sales of $219.0 million for the first nine months fiscal 2003, an increase of $22.8 million or 11.6% from the same period in fiscal 2002. Robicon’s net sales increased $21.0 million or 30.9% during the first nine months of fiscal 2003 compared to the same period in fiscal 2002. This increase in net sales was primarily attributable to the increased volume in the medium voltage product line due to stronger energy and utility markets combined with an increase in the PCS product line. Net sales for ASI increased $1.8 million or 1.4% during the first nine months of fiscal 2003 compared to the same period in fiscal 2002. The increase for ASI can be attributed to the continued strengthening of the euro. The Company does not expect that revenues for the fourth quarter of fiscal 2003 for Robicon will follow historical fourth quarter trends.

Operating income for the segment decreased $1.2 million to $1.1 million during the first nine months of fiscal 2003 compared to $2.2 million during the same period in fiscal 2002. This decrease in operating income was primarily due to a charge of $1.7 million of expense at Robicon related to the fees and discount on the sale of trade receivables to HV-FC in the third quarter of fiscal 2003 offset by improved gross margin which increased $9.8 million or 23.8% to $51.0 million during the first nine months of fiscal 2003 compared to the same period in fiscal 2002. Robicon’s gross margin improved $8.1 million as a result of higher revenues, material cost reductions and efficiencies of higher volume. ASI’s gross margin increased by $1.7 million to $25.3 million due to the continued strengthening of the euro and the benefits of restructuring carried out during fiscal 2001, as well as improved product mix with increased service revenue. The improved gross margin was offset by increases in operating expenses due to higher sales commissions, investment in sales channel development and organization infrastructure development.

The Advanced Surface Analysis segment reported net sales of $19.6 million for the first nine months of fiscal 2003, which is a decrease of $3.8 million or 16.1% compared to the same period in fiscal 2002. Analytical lab services reported net sales of $14.5 million for the first nine months of fiscal 2003, which is a decrease of $2.9 million or 16.6% compared to the first nine months of fiscal 2002. The reason for the decline in sales revenue is primarily the result of a decline in government contracts of $1.4 million primarily associated with a government agency not renewing a management services contract. In addition, commercial markets such as telecommunications/fiber optics, data storage and integrated device manufacturers markets have weakened, resulting in a decline in analytical services revenues during the first nine months of fiscal 2003 of $1.7 million as compared to the same period in fiscal 2002.

Operating loss increased $6.6 million to a loss of $8.4 million for the first nine months of fiscal 2003 compared to the same period in fiscal 2002. The increase in the operating loss was a result of a $7.2 million charge related to impairment of goodwill at EAG due to the continued depressed semiconductor markets and a decline in technology and government spending, as well as a decline in gross margin for the segment of $2.3 million during the first nine months of fiscal 2003 compared to the same period in fiscal 2002.  The decline in gross margin of 7.1% in the analytical lab services was due to lower utilization levels of analytical instruments as a result of lower than expected volumes.  The decline in gross margin was offset by lower operating expenses due to lower headcount and lower goodwill amortization costs related to the adoption of SFAS No. 142. The Company is continuing to implement cost reduction plans that have result in reduced headcount, greater focus on the semiconductor industry segment of the business and reduction of certain variable costs helping to offset the reduced gross margin related to volume.

The Customized Monitoring Instrumentation segment reported net sales of $36.1 million during the first nine months of fiscal 2003, which was an increase of $2.2 million or 6.6% compared to the first nine months of fiscal 2002. This segment continues to experience weakness in its OEM and distribution channels in all major markets. New product introductions such as the digital tachometer, a combination tachometer/speedometer and instrument clusters partially offset the weakness in traditional product sales. Prospects for growth are focused in development of new electronic products for distribution and OEM markets and the attainment of new programs from major OEM customers.

Operating income increased $0.7 million to $1.9 million during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. The increase in the operating income is primarily the result of improved margins associated with improved quality and cost containment in the areas of headcount and material cost.

Maxima has made major investments during fiscal 2002 to position itself for the future. These investments include a Surface Mount Technology (SMT) based production line for assembly of electronic circuits (screen printer, component pick and place, axial component insertion, re-flow oven, wave solder and in-circuit test system). In addition, Maxima has invested in “pockets of automation” for mistake-proofing and productivity improvements.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily for working capital, capital expenditures and debt service. The Company’s major debt service requirements, include (i) The semiannual interest payments payable on August 15, 2003, February 15, 2004, and August 15, 2004 of approximately $8.3 million on each interest payment date, with respect to the Company's 1998 Senior Notes, (ii) the Second Financing Agreement, the $25 million Senior Loan with Ableco Finance LLC, which is fully drawn, and interest payments on such borrowings which is payable on a monthly basis at Ableco's reference rate plus 2.5% (iii) the 1998 Senior Notes with a principal value of $155 million, which mature on August 15, 2004, and (iv) the Unrestricted Subsidiary ASI Term Loan for $22.4 million with a syndicate of Italian Banks which is payable in installments commencing in fiscal 2004.  The Company's primary sources of liquidity have been funds provided by operations, proceeds from the sale of discontinued operations, proceeds from the sale of surplus assets, proceeds from the sale of product lines, and proceeds from financing activities.

During the past few years, the Company has raised liquidity through the sale of assets or stand-alone businesses. The Company may conduct similar asset sales from time to time in the future and may, in accordance with the terms of the 1998 Senior Notes indenture, use the proceeds of such asset sales to retire indebtedness of the Company, including the Company’s 1998 Senior Notes, either in negotiated transactions or transactions on the open market.

The Company’s principal source of liquidity is operating cash flows, including improvements in working capital turns, the refinancing of existing indebtedness and occasional asset sales. If there was further decrease in demand for the Company’s products and services due to either economic or competitive conditions, there could be a reduction in liquidity due to (i) lower margins, since the Company might not be able to cut costs in the full amount of revenue decreases, (ii) lower working capital turns due to a longer inventory-to- receivables cycle time, or reduced customer advance progress payments, or slower receivable payments from customers, during such economic conditions, or (iii) reduced collateral available for financing due to lower, or overall older receivables held during such economic conditions or a period of reduced sales.  The ability of the Company to satisfy its obligations under existing indebtedness will be primarily dependent upon the future financial and operating performance of its operating units and upon the Company's ability to renew or refinance borrowings, and to successfully negotiate with the holders of the 1998 Senior Notes.  The Company expects that it will be able to refinance its principal payment obligations under its outstanding indebtedness prior to maturity of the 1998 Senior Notes.

The Company’s working capital from continuing operations was $5.2 million at January 25, 2003. The Company’s cash flows used by continuing operations were $9.9 million during the first nine months of fiscal 2003 which includes $15.5 million cash interest payments and $1.8 million in state and foreign income tax payments, as compared to cash used in continuing operations of $11.3 million in the first nine months of fiscal 2002. During the third quarter of fiscal 2003 the Company received a $5.2 million tax refund as a result of a loss carry-back claim.

The Company invested $7.9 million in capital expenditures during the first nine months of fiscal 2003 including $1.4 million at Maxima for a Surface Mount Technology (SMT) based production line for assembly of electronic circuits (screen printer, component pick and place, axial component insertion, re-flow oven, wave solder and in-circuit test system) and $3.1 million at ASI for facility improvements and investment in information technology.

From time to time the Company makes significant acquisitions, which are inherently subject to risk. The successful integration of the acquired operations and the substantial demands on the attention of senior management may adversely impact their ability to manage the Company’s existing businesses.

On December 19, 2002, the Company entered into a Purchase and Sale Agreement (“P&S Agreement”) with High Voltage Funding Corporation (“HV-FC”), a limited purpose subsidiary of the Company. Under the P&S Agreement, the Company and its domestic subsidiaries sold all trade account receivables eligible thereunder and the related rights to HV-FC as such receivables were generated. The Company received $14.0 million in cash and a promissory note in exchange for $34.9 million of trade accounts receivable. The fees and discount from market value which amounted to $2.5 million for the nine months ended January 25, 2003, is reported as a loss on the sale of receivables and has been included in Other, net in the Company’s Consolidated Statements of Operations, provided elsewhere herein.

The consolidated financial statements of the Company include the accounts of HV-FC in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN No. 46”). On February 4, 2003, the Company terminated the P&S Agreement.

On December 19, 2002, the Company entered into the Second Amended and Restated Financing Agreement (the “Second Financing Agreement”). The Second Financing Agreement replaces the Amended and Restated Financing Agreement.  The Second Financing Agreement amends certain financial terms and ratios and provides for a $10.0 million revolving credit loan and a $15.0 million term loan. Availability under the Second Financing Agreement is limited to the lesser of (i) $10.0 million and (ii) the difference between (a) the sum of the lesser of (1) 60% of eligible inventory, and (2) 125% of the appraised orderly liquidation value of the eligible inventory, and (b) certain reserve amounts as determined by the lender. Interest under the Second Financing Agreement is computed and payable on a monthly basis at the lender’s reference rate plus 2.5%. The interest rate on the Second Financing Agreement was 9.5% at January 25, 2003. At January 25, 2003, $25.0 million was outstanding under the Second Financing Agreement. At January 25, 2003, the Company had outstanding $14.2 million under its foreign receivables facilities.

As of January 25, 2003, the Company had total indebtedness (including redeemable put warrants and foreign receivables facilities) of $272.1 million and mandatory redeemable preferred stock with an aggregate liquidation preference of $58.3 million. The change in total indebtedness of $27.2 million as compared to $244.9 million at April 27, 2002 is the result of the P&S agreement and a net increase in unrestricted subsidiary borrowings.

At January 25, 2003, the Company was not in compliance with certain financial covenants as guarantor of the W.P. Carey sales leaseback obligation for Maxima’s Lancaster, Pennsylvania facility. Total amount outstanding at January 25, 2003 on the lease obligation is $3.8 million. The lease has been classified as a capital lease. The Company believes it will be able to negotiate a waiver or revise the financial covenants with the lessor.

Dividends on the Company’s Series A Exchange Redeemable Preferred Stock are cumulative and accrue at a rate of 12.5% per annum on the liquidation preference of $1,000 per share and are paid semiannually on February 15 and August 15. Dividends have been payable in cash or additional shares at the Company’s option, on any dividend payment date, occurring on or prior to August 15, 2002, except to the extent restricted by other agreements of the Company. If any dividend payable on any dividend payment date subsequent to August 15, 2000 is not paid in full in cash, the per annum dividend rate will be increased by 0.50% from such dividend payment date, and following two such non-cash payments, the per annum dividend rate will be increased by 1.00% for each additional semiannual period in which such non-cash payment occurs, up to a maximum of 2.0%. After the date on which such dividend default is cured, the dividend rate will revert to the original rate. After August 15, 2002, dividends must be paid in cash. The dividend rate at January 25, 2003 was 14.5%. Holders of Series A Exchange Redeemable Preferred Stock has preference as to payments of dividends over holders of common stock. The Company did not pay the semiannual interest payment payable in cash in the amount of $4.6 million due February 15, 2003.

During the second quarter of fiscal 2003, an unrestricted subsidiary, as defined, of the Company purchased and is holding, available for sale, (i) 28,589 shares of the Company’s redeemable preferred stock with a liquidation preference of $28.6 million which were purchased for $0.9 million, (ii) 12 redeemable put warrants of the Company which were acquired at no cost (iii) 31.9 warrants to purchase common stock of the Company which were acquired for no cost and (iv) .08 shares of the Company’s common stock which were acquired at no cost. The cost of this investment is included in other assets and will be accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company does not deem it appropriate to recognize additional equity and debt reduction as a result of this transaction.

The holders of Series A Exchange Redeemable Preferred Stock have no voting rights except as provided by law, except that if: (1) the Company after August 15, 2002 is in arrears in the payment of dividends in an amount equal to or exceeding two quarterly dividend payments; (2) the Company fails to redeem the Series A Exchange Redeemable Preferred Stock on or before August 15, 2005 or fails to discharge any redemption obligation; (3) the Company fails to make an offer to redeem the Series A Exchange Redeemable Preferred Stock in the event of a change of control or fails to purchase shares pursuant to a change of control offer; (4) or the Company is in default of any covenants as defined in the Exchange Description or fails to pay the stated maturity of any indebtedness in excess of $3.0 million. In each event, the holders of the Series A Exchange Redeemable Preferred Stock will have the right to elect directors to the board of the Company.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, warranty reserves, goodwill and intangible assets and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies and estimates that management believes are most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

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

If the product requires significant installation to be performed by the Company that is not perfunctory and inconsequential, such revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product’s revenue is recognized.

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

Under the percentage-of-completion method, income is recognized on contracts as work progresses based on the relationship between total contract revenues and total estimated contract costs. The percentage of work completed is determined by comparing the accumulated costs incurred to date with management’s current estimate of total costs to be incurred at contract completion. Revenue is recognized on the basis of actual costs incurred plus the portion of income earned.

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

Accounts Receivable

The Company reviews the financial condition of all new customers prior to granting credit. After completing the credit review, the Company establishes a credit line for each customer. Periodically, the Company reviews the credit line for all major customers and adjusts the credit limit based upon an updated financial condition of the customer, historical sales and payment information and expected future sales. The Company has a large number of customers however, material credit risk is limited to only a small number of customers. The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgments. Changing conditions impacting the collectibility of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of January 25, 2003.

Inventory Obsolescence

Inventories are primarily stated at the lower of cost (first-in, first-out method) or market. Certain inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method. The amount by which the replacement cost exceeds the LIFO value was not material at January 25, 2003. The Company’s management is responsible for evaluating the historical and forecasted demand for the Company’s products to determine if the carrying value of finished goods and raw materials is recoverable through future sales. The Company’s management also estimates the impact of increased revenues for new products versus the potential obsolescence of older products on a case-by-case basis.

Goodwill and Intangible Assets

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. The Company has accounted for its acquisitions using the purchase method of accounting. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

Effective April 28, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company’s treatment of goodwill and other intangible assets. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

Accounting for Income Taxes

The preparation of the Company’s consolidated financial statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company had recorded a full valuation allowance against its deferred tax assets as of January 25, 2003, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on its estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Assets Held for Sale

Assets held for sale are stated at the lower of cost or estimated market value. The Company’s management is responsible for determining the carrying value of the assets held for sale based on management’s estimates of the fair value less the cost to sell the assets held for sale.

New Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46 during the third quarter of fiscal 2003.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3” (“FIN 45”). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. Adoption did not have a material impact on the Company's financial statements.

In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”(“EITF 00-21”). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. The Company is closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of our April 26, 2003 financial statements.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which became effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at he date of commitment. Adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains/losses resulting from the extinguishment of debt shall be classified under the criteria in APB Opinion No. 30. Adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 144. Adoption did not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; (ii) under certain conditions intangible assets acquired in a business combination must be recorded separately from goodwill; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective April 28, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. Adoption did not have a material effect on the Company's financial statements.

ITEM 3.— QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks for the Company is interest rate risk and foreign currency risk. Other risks dealing with contingencies are described in Note Q to the Company’s consolidated financial statements included under Item 8.

Interest Rate Risk

The Company’s exposure to interest rate risk is limited to the Company’s borrowing arrangements under the New Revolving Credit Facility, Term Loans and certain foreign bank and loan facilities. The interest rates on the Company’s other long-term debt are fixed and primarily matures in 2004. The Company has not, to date, engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce it risk, nor does the Company have any plans to do so in the future. A 1000 basis point increase in interest rates would have approximately a $2.5 million negative impact on the earnings of the Company.

Foreign Currency Risk

The Company manufactures product in the U.S., Italy, The Netherlands, Spain Germany, France, England and Mexico and sells products worldwide. Therefore the Company’s operating results are subject to fluctuations in foreign currency exchange rates, as well as the translation of its foreign operations into U.S. dollars. The risks associated with operating in foreign currencies could adversely affect the Company’s future operating results. Additionally, currency fluctuations could improve the competitive position of the Company’s foreign competition if the value of the U.S. Dollar rises in relation to the local currencies of such competition. The Company sometimes enters into forward exchange contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. All forward exchange contracts are designated as and effective as a hedge and are highly inversely correlated to the hedged item. If a derivative contract terminates prior to maturity, the investment is shown at its fair value with the resulting gain or loss reflected in operating results. Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in current income.

ITEM 4. — CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Commission. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The Company also maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In March 1998, the Company’s Robicon Corporation subsidiary initiated litigation against Toshiba International Corporation (“Toshiba”) in the U.S. District Court for the Western District of Pennsylvania alleging infringement of one of Robicon’s Perfect Harmony patents. In June 1998, Toshiba filed suit against Robicon and several other defendants in the U.S. District Court for the Southern District of Texas alleging, among other things, that Robicon is infringing a patent held by Toshiba and requested a declaratory judgment that Robicon’s patent, which is the subject of the Pennsylvania action, is invalid. In March 1999, the Texas District Court dismissed without prejudice all claims except the alleged patent Infringement by Robicon and the request for declaratory judgment. These claims were then transferred to the Western District of Pennsylvania. On November 29, 1999, the Pennsylvania district court granted Robicon’s Motion to dismiss Toshiba’s patent infringement claim against Robicon. The only remaining transferred claim is Toshiba’s request for declaratory judgment. There has been no substantive change in the status of this litigation.

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. - OTHER INFORMATION

None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.10     Second Amended and Restated Financing Agreement, dated as of December 19, 2002, by and among the Registrant and the other Borrowers named therein, Ableco Finance LLC and the other Lenders named therein, and the Guarantors named therein.

(b)         Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HIGH VOLTAGE ENGINEERING CORPORATION

Dated: March 19, 2003	By: /s/ Joseph W. McHugh, Jr.
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

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 19, 2003

By: /s/ Russell L. Shade, Jr.
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

(4)                                  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)                                     designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

e)                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                                        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

c)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 19, 2003

By: /s/ Joseph W. McHugh, Jr.
Name:	Joseph W. McHugh, Jr.
Title:	Chief Financial Officer and Principal Accounting Officer