Form 10-Q/A
period 2003-01-25
HIGH VOLTAGE ENGINEERING CORP
filed 2003-03-20
CIK 47395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

(1) Yes ☐ No ☒

Number of Common Shares outstanding at March 20, 2003: 1,082.7429 shares.

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

HIGH VOLTAGE ENGINEERING CORPORATION

Dated: March 20, 2003	By: /s/ Joseph W. McHugh, Jr.
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

Date: March 20, 2003

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

Date: March 20, 2003

By: /s/ Joseph W. McHugh, Jr.
Name:	Joseph W. McHugh, Jr.
Title:	Chief Financial Officer and Principal Accounting Officer